Form 10-K
period 1996-12-31
POUGHKEEPSIE FINANCIAL CORP
filed 1997-03-25
CIK 1034718

                          OFFICE OF THRIFT SUPERVISION

                             WASHINGTON, D.C. 20552
                               ------------------
                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ________________________ to ________________________ OTS file number 7708

                               ------------------
                         POUGHKEEPSIE SAVINGS BANK, FSB
                               ------------------

       United States of America                       14-0978220
     (State or other jurisdiction        (I.R.S. Employer Identification Number)
  of incorporation or organization)
249 Main Mall, Poughkeepsie, New York                    12601
(Address of principal executive offices)               (Zip code)

       Registrant's telephone number, including area code: (914) 431-6200

                               ------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                (Not Applicable)

           Securities registered pursuant to section 12(g) of the Act:
                                (Title of class)

                               ------------------

                     Common Stock, Par Value $0.01 Per Share

                               ------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Based upon the market price of the Registrant's Common Stock as of March 5, 1997 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $78.7 million.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The number of shares outstanding of the Registrant's Common Stock as of March 5, 1997 was 12,592,525 shares.

                               ------------------

                       Documents Incorporated by Reference

      Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1997 are incorporated by reference in Part III hereof.

================================================================================

                         POUGHKEEPSIE SAVINGS BANK, FSB

                       ANNUAL REPORT FOR 1996 ON FORM 10-K

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

Item 1.    Business of the Bank .........................................    1
           Executive Officers of the Registrant..........................   33
Item 2.    Properties....................................................   34
Item 3.    Legal Proceedings.............................................   35
Item 4.    Submission of Matters to a Vote of Security Holders...........   35

PART II

Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.........................................   35
Item 6.    Selected Consolidated Financial Data..........................   36
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................   37
Item 8.    Financial Statements and Supplementary Data...................   52
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................   89

PART III

Item 10.   Directors and Executive Officers of the Registrant............   89
Item 11.   Executive Compensation........................................   89
Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................   89
Item 13.   Certain Relationships and Related Transactions................   89

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K....................................................   89

                                     PART I

Item 1. Business of the Bank.

General

     Poughkeepsie Savings Bank, FSB ("Poughkeepsie Savings" or the "Bank"), headquartered in Poughkeepsie, New York, is a community savings bank serving the Mid-Hudson Valley area of New York through eleven branches in Dutchess, Orange and Rockland counties, as well as eight residential loan origination offices in five New York counties and New Jersey and Connecticut. Branch locations in Orange and Rockland Counties use the name Bank of the Hudson, Poughkeepsie Savings Bank.

     Poughkeepsie Savings was chartered as a mutual savings bank by the New York State Legislature in 1831, converted to a federal mutual savings bank in 1981 and converted to stock form in 1985. At December 31, 1996, the Bank had total assets of $858.7 million, net loans of $634.7 million, total deposits of $575.2 million and stockholders' equity of $71.7 million.

     In recent years, the business of Poughkeepsie Savings has consisted primarily of obtaining funds in the form of deposits from the general public and borrowings, and using such funds to make residential mortgage loans and commercial mortgage loans as well as commercial business loans, consumer loans, student loans and other investments. Currently, the Bank conducts community banking operations in the Mid-Hudson region of New York (primarily Dutchess, Orange, Ulster, Putnam, Rockland and Westchester counties as well as contiguous areas).

     The Bank's operating strategy is to increase deposits and consumer loans in its local market, become a leader in one-to-four family residential lending in the Mid-Hudson Valley, originate commercial real estate and business loans, continue to reduce the levels of non-performing assets and improve customer service. In addition, the Bank is committed to providing leadership and support to the communities it serves.

     The Bank, as a federally chartered savings bank, is subject to comprehensive regulation and examination by the Office of Thrift Supervision ("OTS"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which administers the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law. The Bank is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks which comprise the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

     The Bank's principal executive offices are located at 249 Main Mall, Poughkeepsie, New York 12601, and its telephone number is (914) 431-6200.

Lending Activities

   General

     Poughkeepsie Savings Bank is a community bank serving the individual and business borrowers of the Mid-Hudson Valley. The Bank's loan portfolio (net of deferred fees and the allowance for loan losses) totaled $634.7 million at December 31, 1996, representing 73.9% of total assets.

     The following tables set forth information concerning the composition of the Bank's loan portfolio by type of loan and by type of collateral.

                                                                         December 31,
                                              -----------------------------------------------------------------
                                                     1996                  1995                    1994
                                              -------------------   -------------------    --------------------
    Type of Loan                              Amount     Percent    Amount      Percent    Amount       Percent
    ------------                              ------     -------    ------      -------    ------       -------
                                                                   (Dollars in thousands)
Conventional mortgage loans:

      Existing property..................    $565,784     89.3%      $469,756    81.6%     $448,643      94.3%
      Construction.......................      39,602      6.2         17,138     3.0         8,287       1.7
Commercial business loans................       7,196      1.1          7,397     1.3        10,181       2.1
Other loans (1)..........................      30,907      4.9         28,453     4.9        27,103       5.7
                                             --------    -----       --------   -----      --------     -----
                                              643,489    101.5        522,744    90.8       494,214     103.8
Deferred loan origination fees...........        (606)    (0.1)          (679)   (0.1)         (304)     (0.1)
Allowance for loan losses................      (8,652)    (1.4)        (8,259)   (1.4)      (18,195)     (3.8)
Commercial loans held for sale (2).......          --       --         61,510    10.7            --        --
Residential loans held for sale..........         456       --            192      --           279       0.1
                                             --------    -----       --------   -----      --------     -----
                                             $634,687    100.0%      $575,508   100.0%     $475,994     100.0%
                                             ========    =====       ========   =====      ========     =====
          Type of Collateral
          ------------------

Residential:

      One-to-four-family.................    $393,941     62.2%      $317,441    55.1%     $248,729      52.4%
      Multi-family.......................      85,609     13.5         72,029    12.5        98,731      20.7
Commercial real estate...................     126,292     19.9         97,616    17.0       109,749      23.1
Savings accounts.........................          31       --             40      --            51        --
Property improvement loans (3)...........         175       --            190      --           212        --
Commercial businesss loans (4)...........       7,196      1.1          7,397     1.3        10,181       2.1
Other installment loans (5)..............      30,701      4.8         28,223     4.9        26,840       5.6
                                             --------    -----       --------   -----      --------     -----
                                              643,945    101.5        522,936    90.8       494,493     103.9
Deferred loan origination fees...........        (606)    (0.1)          (679)   (0.1)         (304)     (0.1)
Allowance for loan losses................      (8,652)    (1.4)        (8,259)   (1.4)      (18,195)     (3.8)
Commercial loans held for sale (2).......          --       --         61,510    10.7            --        --
                                             --------    -----       --------   -----      --------     -----
                                             $634,687    100.0%      $575,508   100.0%     $475,994     100.0%
                                             ========    =====       ========   =====      ========     =====

----------

(1) Includes auto and home equity loans, property improvement loans, savings account loans, and student loans.

(2) Represents commercial real estate, multi-family and commercial business loans which were identified for bulk sale and carried at the lower of cost or market value.

(3)  Includes FHA Title I loans.

(4) Includes secured and unsecured loans. The security for secured commercial loans generally includes general business assets such as inventory, receivables, property and equipment.

(5)  Includes automobile, home equity loans, and student loans.

     The following tables show the contractual maturities of the Bank's loan portfolio as of December 31, 1996 and 1995. 1-4 Family Residential Mortgage Loans held for sale, which are typically sold within 90 days of origination, Commercial Loans Held for Bulk Sale, and deferred loan origination fees have been excluded. The tables do not include estimated future repayments and scheduled amortization.

                                                                 At December 31, 1996
                                  ----------------------------------------------------------------------------
                                             Real Estate
                                            Mortgage Loans
                                  ---------------------------------
                                                                        Total   Commercial
                                                 1-4    Commercial    Mortgage   Business   Consumer
                                  Construction  Family  Real Estate     Loans      Loans      Loans      Total
                                  ------------  ------  -----------     -----      -----      -----      -----
                                                                 (Dollars in thousands)
Amounts due:
      Within 1 year..............   $18,564     $ 2,204   $ 39,344     $ 60,112    $ 992      $ 823    $ 61,927
                                    -------    --------   --------     --------   ------    -------    --------
      1 - 2 years................    16,799         808     21,741       39,348       49        981      40,378
      2 - 3 years................     3,515       1,466     30,141       35,122    5,427      1,873      42,422
      3 - 5 years................       724       3,397     60,861       64,982      556      3,072      68,610
      5 - 10 years...............        --       8,894     23,874       32,768      172      4,372      37,312
      10 - 15 years..............        --      41,259        435       41,694       --      6,624      48,318
      Beyond 15 years............        --     330,548        812      331,360       --     13,162     344,522
                                    -------    --------   --------     --------   ------    -------    --------
            Total due after 1 year   21,038     386,372    137,864      545,274    6,204     30,084     581,562
                                    -------    --------   --------     --------   ------    -------    --------
            Total................   $39,602    $388,576   $177,208     $605,386   $7,196    $30,907    $643,489
                                    =======    ========   ========     ========   ======    =======    ========

Amounts due after 1 year:
      Fixed-rate.................     $ 400    $160,666   $104,151     $265,217    $ 643    $14,039    $279,899
      Adjustable-rate (1)........    20,638     225,706     33,713      280,057    5,561     16,045     301,663
                                    -------    --------   --------     --------   ------    -------    --------
            Total due after 1 year  $21,038    $386,372   $137,864     $545,274   $6,204    $30,084    $581,562
                                    =======    ========   ========     ========   ======    =======    ========

----------

(1) Adjustable rate loans includes loans whose rates are subject to adjustment at intervals ranging from daily to 10 years.

                                                                 At December 31, 1995
                                  ----------------------------------------------------------------------------
                                             Real Estate
                                            Mortgage Loans
                                  ---------------------------------
                                                                        Total   Commercial
                                                 1-4    Commercial    Mortgage   Business   Consumer
                                  Construction  Family  Real Estate     Loans      Loans      Loans      Total
                                  ------------  ------  -----------     -----      -----      -----      -----
                                                                 (Dollars in thousands)
Amounts due:
      Within 1 year..............   $ 9,830     $ 4,168   $ 11,422     $ 25,420   $1,469    $   823    $ 27,712
                                    -------    --------   --------     --------   ------    -------    --------
      1 - 2 years................     6,551       1,372     33,763       41,686       43        602      42,331
      2 - 3 years................        --       1,786     24,377       26,163       75      1,557      27,795
      3 - 5 years................       757       3,498     66,455       70,710    5,634      2,357      78,701
      5 - 10 years...............        --      12,402     15,256       27,658      176      3,665      31,499
      10 - 15 years..............        --      34,943      1,325       36,268       --      6,349      42,617
      Beyond 15 years............        --     258,527        462      258,989       --     13,100     272,089
                                    -------    --------   --------     --------   ------    -------    --------
            Total due after 1 year    7,308     312,528    141,638      461,474    5,928     27,630     495,032
                                    -------    --------   --------     --------   ------    -------    --------
            Total................   $17,138    $316,696   $153,060     $486,894   $7,397    $28,453    $522,744
                                    =======    ========   ========     ========   ======    =======    ========
Amounts due after 1 year:

      Fixed-rate.................   $   400    $142,666   $ 95,150     $238,216   $  297    $10,482    $264,891
      Adjustable-rate............     6,908     169,862     46,488      223,258    5,631     17,148     230,141
                                    -------    --------   --------     --------   ------    -------    --------
            Total due after 1 year  $ 7,308    $312,528   $141,638     $461,474   $5,928    $27,630    $495,032
                                    =======    ========   ========     ========   ======    =======    ========

     The following tables show as of December 31, 1996 and 1995 the Bank's fixed-rate and adjustable-rate mortgage loans by interest rate ranges and by contractual maturity date. Loans held for sale of $0.5 million and $61.7 million as of December 31, 1996 and 1995, respectively, have been excluded.

                                                         At December 31, 1996
                       ----------------------------------------------------------------------------------------
                                Fixed-Rate Mortgage Loans                  Adjustable-Rate Mortgage Loans
                       -------------------------------------------  -------------------------------------------
      Contractual        Less             10.01 -   Over             Less               10.01 -  Over
       Maturity         than 8%   8-10%     12%      12%     Total  than 8%     8-10%     12%     12%    Total
      -----------       -------  ------   ------   ------   ------  -------    ------   ------  ------  ------
                                                        (Dollars in  thousands)
0-1 years...........   $   871 $ 21,670  $1,613    $ 36   $ 24,190 $  3,801  $ 23,813  $ 8,308     --  $ 35,922
1-2 years...........     8,632    1,715     404       6     10,757       40    25,107    3,444     --    28,591
2-3 years...........     8,201    8,306   2,136      15     18,658       25    12,323    4,116     --    16,464
3-5 years...........     5,951   51,789     223      78     58,041       39     6,806       96     --     6,941
5-10 years..........    21,044    5,601     737     137     27,519      701     3,501      941   $106     5,249
10-15 years.........    29,807    6,328     376     118     36,629    2,115     2,693      239     18     5,065
Over 15 years.......    76,910   34,809   1,747     147    113,613  123,047    93,855      845     --   217,747
                      -------- --------  ------    ----   -------- --------  --------  -------   ----  --------
                      $151,416 $130,218  $7,236    $537   $289,407 $129,768  $168,098  $17,989   $124  $315,979
                      ======== ========  ======    ====   ======== ========  ========  =======   ====  ========

                                                        At  December 31, 1995
                      -----------------------------------------------------------------------------------------
                                Fixed-Rate Mortgage Loans                  Adjustable-Rate Mortgage Loans
                       -------------------------------------------  -------------------------------------------
      Contractual        Less             10.01 -   Over             Less               10.01 -  Over
       Maturity         than 8%   8-10%     12%      12%     Total  than 8%     8-10%     12%     12%    Total
      ----------        -------  ------   ------   ------   ------  -------    ------   ------  ------  ------
                                                        (Dollars in  thousands)
0-1 years...........  $    374  $ 2,801 $   218    $ 37    $ 3,430    $ 841   $12,590  $ 8,559     --  $ 21,990
1-2 years...........     7,397    8,932   9,635      --     25,964      748    12,338    2,636     --    15,722
2-3 years...........    10,455    2,448      47      11     12,961      814     4,850    7,518    $20    13,202
3-5 years...........    12,291   32,069   2,423      31     46,814      988    13,118    9,790     --    23,896
5-10 years..........    11,306   10,857     146      --     22,309    3,222       763    1,258    106     5,349
10-15 years.........    27,791    2,068     193      62     30,114    3,779     1,409      966     --     6,154
Over 15 years.......    60,274   39,308     216     256    100,054  146,330    12,439      166     --   158,935
                      -------- --------  ------    ----   -------- --------  --------  -------   ----  --------
                      $129,888  $98,483 $12,878    $397   $241,646 $156,722   $57,507  $30,893   $126  $245,248
                      ========  ======= =======    ====   ======== ========   =======  =======   ====  ========

                                LOAN ORIGINATIONS

General

     The Bank's loan origination operations are divided among: one-to-four family residential, commercial real estate, commercial business and consumer installment lending. Each area originates loans within policies established by the Board of Directors. Among other things these policies address requirements such as acceptable collateral, underwriting (such as evaluating debt service coverage ratios), maximum loan amounts, geographic concentrations, appraisal requirements, documentation requirements and compliance with the Community Reinvestment Act. These policies are maintained by the Credit Department which is independent of the loan origination operations.

     The Bank's Management Loan Committee, consisting of several senior officers of the Bank, has authority to approve loans up to $1 million and recommends loans in excess of $1 million to the Directors' Loan Committee. The Directors' Loan Committee must approve all loans in excess of $1 million. The Board of Directors' has set specific parameters whereby certain commercial loans of less than $1 million, with limits determined by a risk rating assigned by the Bank's Credit Department, may have the origination, credit review, appraisal review and approval process accomplished by a minimum of three specifically designated officers of the Bank. One-to-four family residential mortgage loans and consumer loans can be processed and approved with two authorized signatures within certain size limitations.

      The following table summarizes activity in the Bank's loan portfolio:

                                                                   Year Ended December 31,
                                                             ---------------------------------
                                                                1996        1995       1994
                                                                ----        ----       ----
                                                                   (Dollars in thousands)
Originations and purchases:
  One-to-four family residential real estate loans:
      Originations ........................................  $ 130,396   $ 102,789   $  70,003
      Purchases ...........................................       --         2,203        --
                                                             ---------   ---------   ---------
      Subtotal one-to-four family .........................    130,396     104,992      70,003
  Commercial real estate and multi-family residential loans     73,447      64,597      28,362
  Commercial business loans ...............................      1,343       3,649       2,615
  Consumer and other loans ................................     14,398      11,317      12,789
                                                             ---------   ---------   ---------
      Total originations and purchases ....................    219,584     184,555     113,769
Sales of one-to-four family residential loans .............    (18,874)     (8,408)    (11,825)
Bulk sale of certain commercial loans .....................    (33,178)       --          --
Sales of student loans ....................................       (954)     (1,049)     (1,187)
Principal reductions ......................................   (107,269)    (85,434)    (62,894)
                                                             ---------   ---------   ---------
Increase in loans receivable ..............................  $  59,309   $  89,664   $  37,863
                                                             =========   =========   =========

One-to-Four Family Residential Mortgage Loan Origination

     Under applicable regulations, the Bank may originate or purchase whole one-to-four family residential mortgage loans secured by properties located anywhere in the United States. Currently, the Bank is generally limiting its origination of new residential mortgage loans to properties within the Bank's Mid-Hudson Valley market area and nearby counties, as well as northern New Jersey and southern Connecticut.

     The Bank operates a full service residential mortgage loan origination division, which originates "investment quality" loans for portfolio and for sale in the secondary mortgage market. Currently, the Bank is an approved originator/seller with various mortgage investors, an approved originator/seller servicer with the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and an approved State of New York Mortgage Agency ("SONYMA") lender. The Bank anticipates retaining the servicing on most of the loans it originates during 1997 in order to generate future loan servicing fees and build customer relationships.

     Residential lending is pursued through the use of qualified loan originators located throughout the Bank's market area with a number of residential loan products, both fixed-rate and variable-rate. The Bank has invested in updated technology to provide for quick turnaround on applications processing and loan closings. Each loan officer is equipped with a laptop computer and trained to submit applications electronically. The Bank also participates in the "Loan Prospector" program of FHLMC. The "Loan Prospector" program links the Bank to FHLMC's database and uses artificial intelligence to produce a credit decision within four minutes from the time the application data is electronically transmitted to FHLMC.

     The Bank's goal in residential lending is to serve a broad spectrum of borrowers. Special emphasis is placed on serving the low to moderate income sector by the use of insured programs such as Federal Housing Administration ("FHA"), Veterans Administration ("VA") and a variety of affordable housing programs. The Bank's total residential loan originations, including loans originated for sale in the secondary market, were $130.4 million for 1996 as compared to $102.8 million in 1995 and $70.0 million in 1994.

     Excluding SONYMA, FHA, VA and certain low/moderate income and first-time homebuyer mortgages, the Bank primarily originates residential mortgage loans with loan-to-value ratios up to 95%. On all conventional mortgage loans exceeding an 80% loan-to-value ratio, the Bank requires private mortgage insurance. As part of its residential lending program, the Bank offers construction loans with up to 80% loan-to-value ratios to qualified builders and individuals for terms of up to twelve months.

     With few exceptions, residential mortgage loans are underwritten and documented in accordance with secondary market standards and are intended to be saleable in the secondary market. As part of its asset/liability management the Bank may sell mortgage loans which it originates in the future. Property securing real estate loans originated by the Bank is appraised by independent appraisers who have met the Bank's criteria and have been approved by the Board of Directors.

     The Bank originates fixed-rate residential mortgage loans and adjustable-rate mortgage loans ("ARMs") on which the payment amount and the amortization schedule may change periodically as a result of changes in interest rates. ARMs are not subject to regulatory limitations on interest rate adjustments, provided that changes in interest rates are based upon an index agreed to by the Bank and the borrower. The index must be readily available to and verifiable by the borrower, and, except with respect to downward adjustments in the interest rate, adjustments must correspond directly to the movement of the index agreed to by the Bank and the borrower, subject only to such limitations as are contained in the loan contract.

     The Bank's ARMs are typically written at or near competitive market rates and are subsequently repriced relative to the specified rate index. Initial rates on ARMs originated by the Bank are often lower than those that would prevail were the index used for repricing applied at origination. However, the accretion of fees charged in connection with the origination of the Bank's ARMs generally results in a yield in the period prior to the first adjustment at or near the yield that would result from application of the index.

     The Bank's current ARM programs call for interest rate adjustments based upon a spread over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity as published by the Federal Reserve Board, corresponding to the rate adjustment period. The interest rate on the Bank's ARMs normally adjusts annually, with the change in the rate limited to a maximum of two percentage points at any adjustment date. Currently, the maximum lifetime adjustment is between five and six percentage points above the initial rate. Upon each interest rate increase or decrease, the borrower's monthly principal and interest payment is adjusted to amortize the remaining principal balance over the remaining loan term.

     Due to the nature of ARMs, there are unquantifiable risks resulting from potential increases in the borrower's monthly payments as a result of the repricing. The Bank does not originate ARMs with payment limitations that could produce negative amortization.

     The Bank uses its headquarters-based loan servicing operation to service all new residential loans originated for its portfolio as well as loans serviced for others. At December 31, 1996, the Bank serviced $316.8 million of one-to-four family residential mortgage loans, including $25.5 million of loans serviced for others, while third parties serviced $102.3 million of one-to-four family residential mortgage loans on behalf of the Bank.

     At December 31, 1996, the Bank's residential mortgage portfolio was comprised of $230 million of adjustable-rate loans with interest rates ranging from 4.0% to 11.0% and $163.4 million of fixed-rate loans with interest rates ranging from 5.75% to 13.5%. Non-performing residential mortgage loans amounted to $5.5 million, or 1.39% of such portfolio at December 31, 1996 as compared to $4.8 million, or 1.5% as of December 31, 1995, and $5.0 million, or 2.0%, as of December 31, 1994.

     The Bank's first mortgage loans customarily include "due-on-sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. The Bank enforces "due-on-sale" clauses through foreclosures and other legal proceedings to the extent available under applicable laws. Loans insured by the FHA or partially guaranteed by the VA do not contain due-on-sale clauses. As of December 31, 1996, FHA and VA loans represented 1.8% of the Bank's total loan portfolio.

Sale and Servicing of One-to-Four Family Residential Mortgage Loans

     In addition to originating residential mortgage loans for its portfolio, the Bank also originates such loans to be sold. During 1996, 1995, and 1994, the Bank sold $18.9 million, $8.4 million, and $11.8 million, respectively, of mortgage loans to investors. These sales generated gains (including Mortgage Servicing Rights) of $0.2 million, $0.1 million and $0.2 million in 1996, 1995 and 1994, respectively.

     Servicing includes collecting and remitting loan payments, monthly reporting to investors, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent mortgagors, in some cases advancing to the investor principal and interest when the mortgage is delinquent, supervising foreclosures in the event of unremedied defaults and generally administering the loans. The Bank recorded servicing income of $18,000 in 1996, $12,000 in 1995, and $6,000 in 1994.

     SFAS No.122, "Accounting for Mortgage Servicing Rights", a new accounting rule adopted by the Bank as of January 1, 1996, requires that the fair value of rights to service mortgages for others be recognized as an asset regardless of how originated. As a result, loans sold servicing retained now generate approximately the same accounting results as loans sold servicing released. The Bank retained the servicing on $17.1 million, $5.5 million, and $3.0 million of loans sold to investors in 1996, 1995 and 1994, respectively.

Commercial and Multi-Family Mortgage Loan Origination

     The Bank has established itself as a commercial lender which focuses its efforts on commercial and multi-family mortgage loans in the Mid-Hudson Valley and nearby counties. On a selective basis, the Bank will entertain prudent lending opportunities in immediately contiguous counties should they arise. Commercial and multi-family mortgage loan originations amounted to $73.4 million in 1996, $64.6 million in 1995, and $28.4 million in 1994. In addition to the $73.4 million of commercial and multi-family loan originations in 1996, the Bank made $4.0 million of loans to facilitate the disposition of OREO properties. As of December 31, 1996 the Bank had 18 loans aggregating $48.9 million which were made to facilitate the sale of OREO.

     The Bank generally has offered construction loans with 18-month terms and loan-to-value ratios of up to 75% on multi-family and commercial properties, and single family sub-divisions. This 75% loan-to-value ratio is based on the lesser of the current appraised value or the cost of construction (land plus building). Appraisal reports on the properties are completed by qualified independent fee appraisers. In most cases, the rates associated with these interim loans "float" over national prime rate indices.

     The Bank also offers permanent commercial and multi-family real estate financing with loan-to-value ratios of up to 80%. Permanent mortgage loans are generally made on the basis of a 20 to 25 year amortization schedule with a "balloon payment" due after five years. Permanent loans generally have adjustable/variable interest rates tied to national prime rate indices, or are fixed-rate loans based on one-to-five year Treasury note rates plus a margin. The Bank had conducted its commercial and multi-family mortgage lending in selected areas along the eastern seaboard, but now lends primarily in the Mid-Hudson Valley region of New York (and nearby counties) except to facilitate the sale of OREO located outside this region.

     As of December 31, 1996, the Bank's commercial real estate and multi-family mortgage loan portfolio amounted to $211.0 million, or 32.9% of the Bank's total loan portfolio compared to 31.9% at December 31, 1995. The largest aggregate amount of commercial mortgage loans and commitments to one borrower or affiliated borrowers at December 31, 1996 was $9.5 million. The average commercial mortgage loan amount at December 31, 1996 was $0.9 million. Commercial and multi-family mortgage loans are generally considered to involve a higher degree of risk than residential mortgage loans because the borrowers are generally more sensitive to negative changes in the economic environment. Commercial and multi-family mortgage loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the local real estate market, and as such, commercial real estate and multi-family residential loans may be subject to a greater extent to adverse conditions in the local real estate market and in the economy in general.

     The following table sets forth information concerning the Bank's non-performing commercial real estate and multi-family residential mortgage loans and commercial OREO properties at December 31, 1996, 1995 and 1994, respectively.

                                                          Year Ended December 31,
                                                        ----------------------------
                                                         1996       1995        1994
                                                         ----       ----        ----
                                                           (Dollars in thousands)
Non-performing commercial real estate and
  multi-family residential mortgage loans ............  $ 9,447   $   471(1)  $ 8,135
Commercial OREO ......................................    9,733    11,424      11,201
                                                        -------   -------     -------
      Total ..........................................  $19,180   $11,895     $19,336
                                                        =======   =======     =======
As a percent of total non-performing assets ..........     73.3%     65.3%       68.3%
As a percent of total assets .........................      2.2%      1.4%        2.7%

----------
(1) Excludes $8.8 million of commercial real estate loans which were loans written down to fair value and included with "Commercial Loans Held for Bulk Sale," at December 31, 1995. These loans would otherwise have been considered non-accrual. See Bulk Sale of Certain Commercial Loans on page 9.

Commercial Business Loan Origination

     The Bank also pursues commercial business loan opportunities in the Mid-Hudson Valley region of New York (and nearby counties). As of December 31, 1996, the Bank's commercial business loan portfolio amounted to $7.2 million, or 1.1% of its total loan portfolio, as compared to $7.3 million at December 31, 1995 and $9.9 million at December 31, 1994. The largest aggregate amount of outstanding commercial business loans and commitments to one borrower or affiliated borrowers at December 31, 1996 was $5.2 million.

     Commercial business loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral is typically in the form of intangible assets and inventory subject to market obsolescence. Commercial business loans typically involve large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operations and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

     At December 31, 1996, $0.4 million, or 6.1%, of the Bank's commercial business loan portfolio was non-performing, as compared to $0.1 million at December 31, 1995 and $2.4 million at December 31, 1994. At December 31, 1995, the category "Commercial Loans Held for Bulk Sale" included $2.4 million of commercial business loans written down to fair value which the Bank otherwise would have considered non-accrual as of December 31, 1995. See the following discussion on "Bulk Sale of Certain Commercial Loans".

Bulk Sale of Certain Commercial Loans

     As of December 31, 1995, the Bank transferred certain commercial loans to the "Commercial Loans Held for Bulk Sale" category. These loans, which totaled $78.2 million before transfer, were transferred to the Held for Sale category at their then fair value of $61.5 million. Fair value was determined by competitive bid. The following table summarizes the activity in the "Commercial Loans Held for Bulk Sale" category during 1996:

                                                                       Amount
                                                        Total        Non-Accrual
                                                        -----        -----------
                                                            (in thousands)

Balance as of 1/1/96 .........................        $ 61,510        $ 11,201
Sold during 1996 .............................         (33,178)        (10,470)
Paid off during 1996 .........................          (4,564)           --
Additional Write-downs .......................            (894)           --
Principal payments received ..................            (227)           --
Returned to portfolio ........................         (22,647)           (731)
                                                      --------        --------
Balance as of 12/31/96 .......................        $   --          $   --
                                                      ========        ========

     Of the amount returned to portfolio, two loans totaling $6.1 million became non-performing during 1996 and were subsequently disposed of in January and February 1997 at no additional loss to the Bank. A $3.1 million loan paid off in January 1997; the other loan totaling $3.0 million became OREO in December 1996 and was sold in February 1997.

Consumer Loan Origination

     Federal savings banks are permitted to make secured and unsecured consumer loans aggregating up to 35% of their assets. The Bank's consumer loan portfolio totaled $31.2 million at December 31, 1996, representing 4.9% of its total loan portfolio, as compared to $28.7 million at December 31, 1995 and $27.3 million at December 31, 1994.

     The Bank currently originates a variety of consumer loans, including home equity, property improvement, automobile and other secured and unsecured personal installment loans at each of its banking offices. Consumer loans generally have terms ranging from three to five years. The Bank originates these loans through its branch offices on a direct basis. Using the Bank's "On-Line Lending" program, a customer can also complete an application for a consumer loan electronically as well as browse the Bank's product offerings.

     The Bank offers a home equity line of credit, a variable-rate open line of credit which the customer can access by writing a check and which is collateralized by a lien on residential real property. The line of credit, together with all loans collateralized by such property, is limited to 80% of the property's appraised value. The Bank also offers a single disbursement fixed-rate home equity loan which, together with all other loans secured by the same property, is limited to 90% of the property's appraised value.

     The Bank also offers "Totally Business Banking", a package of products and services designed to meet the banking needs of small businesses. Totally Business Banking offers a business line of credit from $5,000 to $50,000, a business checking account with no per transaction charges, and other business services including: merchant card processing, direct deposit, night depository, payroll, wire transfer and tax filing services.

                       FEE INCOME FROM LENDING ACTIVITIES

     The Bank realizes interest and loan fee income from its lending activities, including loan origination fees for originating loans and fees for making commitments to originate construction, residential and commercial mortgage loans. Most of these fees, net of direct origination costs, are amortized over the life of the respective loan. In addition, the Bank receives loan fees related to existing loans, which include prepayment charges, late charges, assumption fees and extension fees.

     The Bank offers a range of loan commitments for which it charges fees. As part of certain loan applications, the borrower also pays the Bank for its out-of-pocket costs in reviewing the application, whether or not the loan is closed. The interest rate charged on the mortgage loan is normally the prevailing rate at the time the loan application is received, approved, or when the loan is closed. At December 31, 1996, the Bank was committed to originate or fund $31.6 million of one-to-four family residential mortgage loans and $32.2 million of commercial loans. At December 31, 1996, the Bank had commitments to sell one-to-four family residential mortgage loans totaling $13.0 million; the Bank uses forward contracts to hedge against the price risk on its "pipeline" of loans committed to secondary market investors.

                              NON-PERFORMING ASSETS

General

     Management of the Bank regularly reviews the loan portfolio. Generally, loans are placed on non-accrual status when the loan is past due more than 90 days, or earlier if in management's judgment, the ability of a borrower to repay principal or interest is in doubt. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Consumer loans that are 120 days delinquent are generally charged-off against the allowance for loan losses; subsequent recoveries are credited back to the allowance.

     The Bank's Asset Recovery Group is responsible for the resolution of all problem commercial and residential real estate assets. Non-performing assets totaled $26.1 million, $18.2 million and $28.3 million as of December 31, 1996, 1995 and 1994, respectively. In connection with the planned Bulk Sale of certain commercial loans, the Bank, in December 1995, transferred certain loans, including $11.2 million of non-performing loans to the "Commercial Loans Held for Bulk Sale" account at fair value (determined by bid amount); as a result of this transaction, non-performing assets were reduced by $14.4 million as of December 31, 1995. During 1996, $10.5 million of the non-accrual "Commercial Loans Held for Bulk Sale" were sold and the remaining $0.7 million was transferred back to portfolio. See Bulk Sale of Certain Commercial Loans on page
9. Efforts are ongoing to further reduce non-performing assets.

     When a borrower fails to make a required payment on a residential mortgage loan, the Bank attempts to cure the deficiency by contacting the borrower. Written contacts are made after payment is 15 days past due and, in most cases, deficiencies are cured promptly. If the delinquency is not cured by the 30th day, the Bank attempts to contact the borrower by telephone to arrange payment of the delinquency. If these efforts have not resolved the delinquency within 45 days after the due date, a second written notice is sent to the borrower, and on the 60th day a notice is sent to the borrower warning that foreclosure proceedings will be commenced unless the delinquent amount is paid. If the delinquency has not been cured within a reasonable period of time after the foreclosure notice has been sent, the Bank institutes appropriate legal action to foreclose the property. If foreclosed, property collateralizing the loan is sold at a public sale and may be purchased by the Bank. If the Bank is in fact the successful bidder at the foreclosure sale, upon receipt of a deed to the property, the Bank initiates a sales program to dispose of the property at the earliest possible date.

     Collection efforts on commercial real estate and multi-family residential loans are similar to efforts on 1-4 family residential mortgages; however, these efforts generally begin as soon as a payment date is missed. The Bank also maintains periodic contact with commercial loan customers and monitors and reviews the borrowers' financial statements and compliance with debt covenants on a regular basis.

     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as Other Real Estate Owned ("OREO") until sold. When property is classified as OREO, it is recorded at the lower of cost or fair value (net of disposition costs) at that date and any writedown resulting therefrom is charged to the allowance for loan losses. Subsequent writedowns are charged to operating expense. Interest accrual, if any, ceases on the date of transfer to OREO. Net income from operating OREO reduces the carrying value of the asset. Net expense from OREO is expensed as incurred, on a property by property basis (See discussion of OREO included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" at
Item 7).

     The following table sets forth information concerning the principal balances and percent of the total loan portfolio represented by loans delinquent as to interest as of December 31 for the periods indicated:

                                                     1996                    1995(1)                 1994
                                              ------------------      ------------------      ------------------
                                               Amount    Percent      Amount     Percent      Amount     Percent
                                               ------    -------      ------     -------      ------     -------
                                                                    (Dollars in thousands)
Delinquencies:
    30 to 59 days........................     $11,486      1.79%      $ 9,834     1.88%       $10,943     2.21%
    60 to 89 days........................       2,286      0.36         3,880      .74          7,366     1.49
    90 or more days......................      15,423      2.40         5,435     1.04         15,682     3.17
                                              -------      ----       -------     ----        -------     ----
    Total................................     $29,195      4.55%      $19,149     3.66%       $33,991     6.87%
                                              =======      ====       =======     ====        =======     ====

----------
(1) Excludes delinquent loans included with "Commercial Loans Held for Bulk Sale." See Bulk Sale of Certain Commercial Loans on page 9.

     The following table presents information regarding the Bank's non-performing assets, performing troubled debt restructurings, performing investment in real estate, and accruing loans 90 days or more past contractual maturity at year-end 1996, 1995 and 1994, respectively.

                                                                                     December 31,
                                                                         -------------------------------------
                                                                           1996        1995(1)          1994
                                                                           ----        -------          ----
                                                                                (Dollars in thousands)
Non-accrual loans:
      1-4 family residential real estate loans...................        $ 5,453       $ 4,829         $ 4,965
      Commercial real estate and multi-family residential loans..          9,447           471           8,135
      Commercial business........................................            436            51           2,410
Loans 90 days or more past due as to interest and accruing.......             87            84             172
                                                                         -------       -------         -------
          Total non-performing loans ............................         15,423         5,435          15,682
Other real estate owned..........................................         10,726        12,781          12,636
                                                                         -------       -------         -------
          Total non-performing assets............................        $26,149       $18,216         $28,318
                                                                         =======       =======         =======
Allowance for loan losses........................................        $ 8,652       $ 8,259         $18,195
                                                                         =======       =======         =======
Ratio of:
      Non-performing loans to total loans........................            2.4%          1.0%            3.2%
                                                                         =======       =======         =======
      Non-performing assets to total assets......................            3.0%          2.2%            3.9%
                                                                         =======       =======         =======
      Allowance for loan losses to total non-performing loans....           56.1%        152.0%          116.0%
                                                                         =======       =======         =======
      Allowance for loan losses to total loans...................            1.3%          1.6%            3.7%
                                                                         =======       =======         =======

Total non-performing assets (details above)......................        $26,149       $18,216         $28,318
Accruing loans 90 days or more past contractual maturity.........          7,016         2,023           3,320
Performing troubled debt restructurings..........................          9,499            29          27,953
Performing investment in real estate.............................             --         1,192           1,136
                                                                         -------       -------         -------
Total non-performing assets, accruing loans 90 days or more
  past contractual maturity, performing troubled debt
  restructurings and performing investment in real estate........        $42,664       $21,460         $60,727
                                                                         =======       =======         =======
Total non-performing loans and accruing loans 90 days or
   more past contractual maturity................................        $22,439       $ 7,458         $19,002
                                                                         =======       =======         =======
Ratio of total allowance for loan losses to total non-performing loans and accruing loans 90 days or more past contractual
  maturity.......................................................           38.6%        110.7%           95.8%
                                                                         =======       =======         =======

----------
(1) Loans included as part of the "Bulk Sale", and which are carried at the lower of cost or market value, have been excluded.

     At December 31, 1995, $8.8 million of non-accrual commercial real estate and multi-family residential loans and $2.4 million of non-accrual commercial business loans, were included with "Commercial Loans Held for Bulk Sale" at their then fair value and excluded from non-accrual loans at December 31, 1995 in the above table. See "Bulk Sale of Certain Commercial Loans" on page 9.

     Had non-accrual and restructured loans performed in accordance with their original terms and conditions interest income recorded in 1996, 1995, and 1994 would have increased by $1.9 million, $2.6 million and $1.3 million, respectively.

     The table below lists the aggregate of the Bank's non-accrual loans and OREO geographically and by type of collateral as of December 31, 1996 and 1995:

                                                                                        All      Total      Total
                                                                                       Other       At         At
                                   New York   New Jersey  S. Carolina   Connecticut  Locations  12/31/96   12/31/95
                                   ---------  ----------  -----------   -----------  ---------  --------   --------
                                                                                        (1)
                                                                    (In thousands)
Office/industrial buildings......   $ 6,819     $3,000                                          $  9,819   $ 3,668
Single-family residential........     5,173        186        $173          $192       $  721      6,445     6,186
Condominiums/cooperatives........     1,012       --           --             --          --       1,012     3,090
Land  ...........................     1,659       --           --             --          --       1,659     1,712
Commercial business loans........       436       --           --             --          --         436        51
Construction.....................     3,169       --           --             --          --       3,169     2,913
Shopping/retail centers..........        --       --           100            --          --         100       106
Multi-family apartments..........     3,234       --           --             --          188      3,422       405
Other ...........................        87       --           --             --          --          87        85
                                    -------     ------        ----          ----       ------    -------   -------
    Total at 12/31/96:...........   $21,589     $3,186        $273          $192       $  909    $26,149
                                    =======     ======        ====          ====       ======    =======


    Total at 12/31/95:...........   $11,966     $2,856        $215          $208       $2,971              $18,216
                                    =======     ======        ====          ====       ======              =======

----------
(1)  The largest individual loan included in this category was $188,000.

     The following table summarizes the activity in OREO during the periods indicated.

              Activity                           1996       1995         1994
              --------                           ----       ----         ----
                                                        (in thousands)

Balance at beginning of year.................   $13,973    $13,772      $24,948
Real estate acquired in settlement of loans..     4,080      4,788        2,899
Capital improvements.........................       907      1,091        2,131
Dispositions.................................    (2,480)    (3,598)      (5,139)
Transfer to performing loans.................    (5,236)    (1,845)      (9,890)
Net excess cash flow.........................      (147)      (141)        (401)
Write-downs..................................      (371)       (94)        (776)
                                                -------    -------      -------
Balance at end of year (1)...................   $10,726    $13,973      $13,772
                                                =======    =======      =======

----------
(1) Includes $1.2 million of performing investments in real estate as of December 31, 1995 and 1994 and 1994, respectively, which was transferred to performing loan status in 1996.

     The following table sets forth the types of properties which constitute the Bank's OREO and investment in real estate.

                                                December 31, 1996
                                              ---------------------
                                                          Number of   December 31,   December 31,
         Type of Properties                   $ Amount   Properties       1995           1994
          -----------------                   --------   ----------   -----------    ------------
                                                            (Dollars in thousands)
Townhouses, condominiums and cooperatives.       $ 410         1          $ 3,090       $ 3,291
Office and industrial buildings...........       4,496         3            3,530         2,134
Apartment buildings (1)...................          --        --            1,371         1,226
Commercial/multi-family construction......       3,169         5            2,913         2,339
Land......................................       1,659         3            1,712         3,123
Single-family residential.................         992        15            1,357         1,435
Other.....................................          --        --               --           224
                                               -------      ----          -------       -------
      Total...............................     $10,726        27          $13,973       $13,772
                                               =======      ====          =======       =======

----------
(1) Includes $1.2 million of performing investments in real estate as of December 31, 1995 and 1994 which was transferred to performing loan status in 1996.

Asset Classification

     Under OTS regulations, the Bank is required to assign risk ratings to all its assets and to establish prudent allowances for losses. The regulations include the defined categories of "substandard," "doubtful" and "loss" as classified assets. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable. Assets classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted without establishment of a specific reserve in the full amount of the loan or property. Institutions are not required to establish specific valuation allowances for assets classified as doubtful, although general allowances should be adjusted to reflect doubtful assets. In addition, a "special mention" designation identifies assets that do not yet warrant classification but nonetheless possess credit or other deficiencies or potential weaknesses deserving management's close attention. With respect to assets classified substandard or doubtful, if an OTS examiner concludes that the existing aggregate general valuation allowances are inadequate, the examiner will determine the extent of any increase necessary in the general allowance for loan losses, subject to review by the OTS Field Manager. For the portion of assets classified as loss, the regulations require institutions either to establish specific allowances for losses equal to 100% of the amount classified as loss, or to charge-off the asset.

     The Bank's classified assets, including unfunded commitments, as of December 31, 1996 and 1995 are set forth in the following table:

                                                  Classified Assets
                                             ---------------------------
                                                                               Total         Total       Total
                                             Substandard Doubtful   Loss     12/31/96      12/31/95    12/31/94
                                             ----------  ---------  ----    ---------     --------     --------
                                                                   (Dollars in thousands)     (1)
Commercial real estate and
  multi-family residential
  loans..................................     $12,375        --      --       $12,375      $ 2,020     $44,946
1-4 family residential loans.............       7,402      $122      --         7,524        6,331       5,695
Other loans..............................         562         7      --           569          734       3,847
                                              -------      ----   -----       -------      -------     -------
     Total classified loans..............      20,339       129      --        20,468        9,085      54,488
OREO & Investment in real estate.........      10,293       535      --        10,828       12,783      12,739
                                              -------      ----   -----       -------      -------     -------
     Total classified assets.............     $30,632      $664      --       $31,296      $21,868     $67,227
                                              =======      ====   =====       =======      =======     =======

----------
(1) As a result of a planned Bulk Sale, loans totaling $51.3 million and $2.9 million were excluded from Substandard and Doubtful classifications, respectively. These loans were included with Commercial Loans Held for Bulk Sale and carried at the lower of cost or market. See Bulk Sale of Certain Commercial Loans on page 9.

     The table below lists the aggregate of the Bank's classified assets geographically and by type of collateral as of December 31, 1996 and 1995:

                                                                                      All      Total       Total
                                   New York   New Jersey  Connecticut  Virginia      Other   12/31/96    12/31/95
                                   ---------  ----------   ---------   --------    --------  --------    --------
                                                               (Dollars in thousands) (1)
Office and industrial buildings..    $ 6,819     $3,000                             $ 28     $ 9,847    $ 3,717
Single-family residential.........     6,794        186     $ 192        $376        968       8,516      7,587
Condominiums/cooperatives.........     1,012                1,625                              2,637      3,090
Construction......................     3,271                                                   3,271      3,015
Land  ............................     1,824                                                   1,824      2,537
Commercial business loans.........       486                                                     486        501
Shopping/retail centers...........       641         21                              100         762        781
Multi-family apartments...........     3,632                                         188       3,820        405
Other ............................       133                                                     133        235
                                     -------     ------    ------        ----     ------     -------    -------
      Total at 12/31/96:..........   $24,612     $3,207    $1,817        $376     $1,284     $31,296
                                     =======     ======    ======        ====     ======     =======

      Total at 12/31/95:..........   $13,716     $2,881     $ 633        $132     $4,506                $21,868
                                     =======     ======    ======        ====     ======                =======

----------
(1)  The largest individual loan in this category was $188,000.

                            ALLOWANCE FOR LOAN LOSSES

     At December 31, 1996, the Bank's allowance for loan losses amounted to $8.7 million compared with $8.3 million at December 31, 1995. The allowance for loan losses is maintained at a level which management considers adequate based on its regular review of the Bank's loan portfolios taking into consideration the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and associated risks. The Bank's allowance for loan losses is not allocated by loan category. (See "Provision for Loan Losses," included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 and Note 4 of "Notes to Consolidated Financial Statements" at Item 8).

     The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                               Year Ended December 31,
                                                              --------------------------
                                                               1996     1995      1994
                                                              ------   -------   -------
                                                                 (Dollars in thousands)
Balance at beginning of year ...............................  $8,259   $18,195   $19,726
                                                              ------   -------   -------
Provision for loan losses ..................................     850     1,525       120
                                                              ------   -------   -------
Loans charged-off:
      1-4 family residential real estate(1) ................     457       562     1,317
      Commercial real estate and multi-family residential ..     208     1,395       667
      Commercial business ..................................       6      --         123
      Consumer .............................................      62       108        92
                                                              ------   -------   -------
           Total charge-offs ...............................     733     2,065     2,199
                                                              ------   -------   -------
Recoveries:
      Commercial real estate and multi-family residential(2)     110       308        50
      Commercial business ..................................      93        43        42
      Consumer .............................................      73       254       456
                                                              ------   -------   -------
           Total recoveries ................................     276       605       548
                                                              ------   -------   -------
Net charge-offs ............................................     457     1,460     1,651
                                                              ------   -------   -------
Writedowns of loans transferred to Commercial Loans Held
  for Bulk Sale(3) .........................................    --      10,001      --
                                                              ------   -------   -------
Balance at end of year .....................................  $8,652   $ 8,259   $18,195
                                                              ======   =======   =======
Ratio of:
      Net charge-offs to average loans outstanding .........    0.07%     0.27%     0.36%
                                                              ------   -------   -------
      Net charge-offs to allowance for loan losses at
         beginning of year .................................     5.5%      8.0%      8.4%
                                                              ======   =======   =======

----------
(1) In 1994, 1-4 family residential charge-offs include $611 thousand related to 18 condominium units located in the same condominium. The majority of these units were foreclosed on and sold in 1994.
(2) Once a real estate loan is foreclosed, the asset balance is transferred to OREO. Any recoveries on foreclosed assets are credited to OREO expense; therefore, recoveries credited to the allowance for loan losses tend to be low.
(3)  See Bulk Sale of Certain Commercial Loans on page 9.

                                   SECURITIES

     The Bank may invest in various securities, including mortgage-backed securities, U.S. Treasury obligations and securities of various government agencies, municipal and state obligations, corporate obligations and short-term money market instruments.

     The following table shows the components of the Bank's investment securities portfolio at the dates indicated:

                                                                        12/31/96      12/31/95        12/31/94
                                                                        --------      --------        --------
                                                                               (Dollars in thousands)
Available for sale:
      Mortgage-backed securities.................................       $113,575      $161,961        $187,623
      Corporate bonds............................................          5,180        23,535          11,143
      U.S. Treasury and agency securities........................         17,035           104           4,889
      Other securities...........................................             --            --             228
                                                                        --------      --------        --------
Held to maturity:................................................        135,790       185,600         203,883
      Mortgage-backed securities.................................         29,957            --              --
                                                                        --------      --------        --------
                                                                        $165,747      $185,600        $203,883
                                                                        ========      ========        ========

     In February 1996, the Bank reclassified $35.3 million of fixed rate mortgage-backed securities from the available-for-sale category to the held-to-maturity category. At the time of transfer, these securities had a net unrealized loss of $0.3 million which is being amortized over the remaining life of the underlying securities.

     Securities provide an investment alternative to loans and are periodically acquired pending the funding of loans, as well as to maintain minimum liquidity requirements set by the OTS. (See "Regulation -- Equity Risk Investments" and "Regulation -- Other Restrictions.") With deposits becoming increasingly sensitive to interest rate movements, most of the Bank's investments in recent years have been in short-term securities with maturities of five years or less. For further information, see Note 3 of "Notes to Consolidated Financial Statements" at Item 8.

     The Bank maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and to provide liquidity. Mortgage-backed securities are also generally deemed to have a lesser degree of risk than traditional mortgage loans. At December 31, 1996, the Bank's mortgage-backed securities portfolio amounted to $143.5 million or 16.7% of total assets. Of this amount, $137.5 million or 96% are U.S. Government Agency securities which carry the highest investment grade and are readily liquid through active markets. At December 31, 1996, the mortgage-backed security portfolio had $108.6 million of adjustable rate securities (with annual and lifetime caps) and $34.9 million of fixed rate securities. Generally, fixed rate securities either fully amortize over 15 years or have balloon payments due after 5 years. All of the Bank's investments in recent years have been in such "Agency" securities. By acquiring mortgage-backed securities, management seeks to achieve a positive spread over the cost of funds used to purchase these securities.

     The unrealized holding losses of the Bank's securities portfolio decreased by $0.6 million in 1996, compared to a decrease of $8.3 million during 1995. Unrealized holding losses aggregated $0.1 million at December 31, 1996 as compared to $0.7 million at December 31, 1995 and of $9.0 million at December 31, 1994. This volatility was the direct result of generally lower interest rates during 1996 and 1995 as compared with year end 1994. The offset for unrealized holding gains (losses) on available-for-sale securities is shown as a separate component of stockholders' equity, after adjustments for deferred income tax effects. These securities are subject to future market value adjustments depending on future interest rate changes and periodic rate adjustments on adjustable rate mortgage-backed securities.

     During 1989, the Bank securitized approximately $100.0 million of seasoned one-year ARMs, originated primarily in the Hudson Valley, with FHLMC. At the time of securitization, an agreement was entered into requiring the Bank to repay the FHLMC for any foreclosure losses incurred on that portfolio through 1999. During 1996, payments of $37,000 were made on this agreement. Since 1989, payments on this agreement have totaled $605,000. The outstanding balance on these mortgage-backed securities was approximately $27.8 million at December 31, 1996, $32.7 million at December 31, 1995 and $38.2 million at December 31, 1994.

                                SOURCES OF FUNDS

General

     Deposit accounts, including savings accounts, have been an important source of funds for lending and for other general business purposes. The Bank also obtains funds from borrowings under repurchase agreements, proceeds from maturing securities, loan repayments, proceeds from loan sales, cash flow from operations and borrowings from the FHLB of New York.

     The Bank seeks to obtain funds to finance its loan originations and operations from the most competitively priced sources. The Bank has followed a policy of pricing its deposits based primarily upon its borrowing alternatives and upon prevailing local competitive pricing.

Deposits

     Consumer and commercial deposits are attracted principally from within the Bank's primary market areas through the offering of a selection of deposit instruments including consumer and commercial demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook accounts, certificates of deposit and retirement plans.

     During 1996, the Bank opened three in-store supermarket branches bringing the total number of branches to eleven, of which five are in-store locations. The Bank plans to open five additional retail branches in 1997, four of which will be in-store locations. All in-store banking centers are open for extended hours seven days a week and utilize the latest technology and customer delivery systems for maximum customer convenience.

     In July 1995, the Bank introduced, via a direct mailing campaign, a new checking account program under the banner "Totally Free Checking." The program offers customers a choice of seven different checking account products, each tailored to different customer needs. In 1996 the Bank continued to aggressively market this program. Management believes this program will increase the Bank's share of local market deposits, particularly demand deposits. Total deposits under the "Totally Free Checking" program were $16.5 million and $8.2 million as of December 31, 1996 and 1995, respectively.

     In June 1996, the Bank introduced a certificate of deposit product known as "3 Year Double-Step CD" which offers a competitive starting rate and two opportunities to step up the rate after the first year. Response to this product has been good; as of December 31, 1996 the Bank had $33.4 million of deposits related to this new product.

     The following tables show balances and weighted average rates paid by deposit categories and maturities of certificates of deposit by rate range at the indicated dates.

                                                                                December 31,
                                                             --------------------------------------------------
                                                                      1996                        1995
                                                             ----------------------      ----------------------
                                                                            Weighted                    Weighted
                                                                             Average                     Average
                                                             Amount           Rate       Amount           Rate
                                                             -------        --------     -------        --------
                                                                           (Dollars in thousands)
Money market and demand:
     Checking accounts.................................      $ 25,787          --       $ 15,987            --
     NOW and Super NOW checking........................        15,796        2.16%        19,545          2.16%
     Money market deposits.............................       126,233        4.56        102,866          4.37
                                                             --------                   --------
          Total money market and demand................       167,816        3.64        138,398          3.55
                                                             --------                   --------
Savings:
     Passbook and statement savings....................        93,061        3.27         93,470          3.28
     Club accounts.....................................           310        3.00            294          3.00
                                                             --------                   --------
          Total savings................................        93,371        3.27         93,764          3.28
                                                             --------                   --------
Certificate accounts (see below).......................       314,059        5.56        301,879          5.91
                                                             --------                   --------
                                                             $575,246        4.63%      $534,041          4.84%
                                                             ========                   ========

                                                        Certificates of Deposit at December 31, 1996
                                                --------------------------------------------------------------
                                                                                  Maturing in
                                                                 ---------------------------------------------
             Rate Range                          Amount            1997         1998       1999      Thereafter
             -----------                        --------         --------     -------     -------      -------
                                                                       (Dollars in thousands)
3 - 3.99% (1)............................       $    999         $    986     $     1     $    11      $     1
4 - 5.99%................................        262,639          201,202      16,198      39,945        5,294
6 - 7.99%................................         47,469           14,698       2,918      13,272       16,581
8 - 9.99%................................          1,903              654         664          97          488
10 -11.99%...............................          1,049              105          32          65          847
                                                --------         --------     -------     -------      -------
                                                $314,059 (2)     $217,645     $19,813     $53,390      $23,211
                                                ========         ========     =======     =======      =======

----------
(1) Primarily matured certificates of deposits in which the customer has not provided reinvestment instructions; these deposits earn at the passbook savings rate.
(2) Includes $26.6 million in "jumbo" (over $100,000) certificates of deposit which mature as follows: $20.2 million in 1997, $1.2 million in 1998, $2.4 million in 1999 and $2.8 million thereafter.

                                   BORROWINGS

     As of December 31, 1996, the Bank had $198.7 million in outstanding borrowings, consisting of Federal Home Loan Bank ("FHLB") advances and borrowings under repurchase agreements.

FHLB System Advances

     The FHLB of New York functions as a central reserve bank providing credit for member savings banks, savings and loan associations and certain other member financial institutions. As a member of the FHLB of New York, Poughkeepsie Savings is required to own capital stock in the FHLB of New York. The capital stock owned by the Bank is pledged to the FHLB as collateral for any advances made by the FHLB to the Bank. The Bank may apply for advances from the FHLB, subject to the limitations noted below and the pledging of acceptable collateral. Collateral acceptable to the FHLB includes mortgage loans, mortgage-backed securities, securities of the United States or any agency thereof, and deposits at the FHLB. Other collateral is subject to the specific approval of the FHLB, and must be housing related. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a savings bank's assets or on the FHLB of New York's assessment of the savings bank's credit worthiness. The FHLB of New York is required to review its credit limitations and standards at least once every six months. The FHLB's current collateralization requirement is 110% for most assets acceptable as collateral. Changes in the FHLB's policies regarding credit and collateral can impact the Bank by changing the level of advances which can be drawn against a given pool of collateral. The FHLB may change its policies at its discretion. As of December 31, 1996, the Bank had $35.0 million of advances outstanding. The maximum amount of FHLB advances outstanding at any month-end during 1996 was $137.6 million. As of December 31, 1996, the Bank's maximum borrowing authority from the FHLB was $346 million, or 40% of total assets, subject to collateral availability. (See "Regulation -- Capital Requirements" at Item 1.) Increases in the collateral requirement for the Bank would result in lower advances to the Bank by the FHLB, require the Bank to repay current advances or require the Bank to provide additional collateral.

     At December 31, 1996, the Bank was approved by the FHLB of New York for a $84.7 million line of credit under the FHLB's "Overnight Advance Program." Advances under this program carry competitive market rates and are used to meet short-term funding needs. The advances are subject to various terms and conditions, including the Bank's overall borrowing limit from the FHLB and collateral requirements. As of December 31, 1996, the Bank had $49.8 million of outstanding advances pursuant to such line of credit. The line of credit is subject to annual renewal. The current line will expire in August 1997. (See Notes Payable to Federal Home Loan Bank table set forth in Note 7 of "Notes to Consolidated Financial Statements" at Item 8 and "Regulation.")

Other Borrowings

     The Bank uses borrowings under repurchase agreements as a short-term funding source; all such repurchase agreements are with dealers who must meet the Bank's internal selection criteria. At December 31, 1996 these agreements totaled $109.0 million. The Bank also sold certain municipal investment securities in 1984 to a unit investment trust, which, under certain circumstances, can be put back to the Bank; this sale was accounted for as a financing and has a remaining balance of $4.9 million as of December 31, 1996. The maximum amounts of borrowings under repurchase agreements and borrowings under the unit investment trust at any month end during 1996 were $112.4 million and $5.0 million, respectively. The average repurchase agreements outstanding during 1996, 1995 and 1994 were $70.7 million, $72.0 million and $11.2 million, respectively. (See Note 8 of "Notes to Consolidated Financial Statements" at
Item 8.)

     The Bank actively manages its interest rate sensitivity and uses interest rate hedge agreements to help achieve certain targets. See the "Asset/Liability and Interest Rate Risk Management" section under "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere herein.

                           RATE AND MATURITY ANALYSIS

      The following table sets forth, as of December 31, 1996, the maturity and rate sensitivity of the Bank's interest-earning assets (excluding non-performing and cash basis assets) and interest-bearing liabilities as well as the weighted average rates and cost of funds.

                                      Less than 1 Year        1 - 5 Years          5 - 10 Years          Over 10 Years
                                     -----------------     -----------------    -------------------    ------------------
Interest - Earning Assets             Amount      Rate      Amount      Rate     Amount        Rate     Amount       Rate    Total
-------------------------            --------     ----     --------     ----    --------       ----    --------      ----   --------
                                                                   (Dollars in thousands)
Residential mortgage loans .......   $144,247     8.10%    $ 97,347     7.72%   $108,298       7.39%   $ 38,167      7.74%  $388,059
Commercial real estate loans .....    110,225     9.38       81,559     8.71       9,608       7.73         143      9.63%   201,535
Mortgage loans held for sale .....        456     8.04         --       --          --         --          --        --          456
Commercial business loans ........      6,264     8.70          489     9.19           5       8.43        --        --        6,758
Installment loans ................     19,332     9.69        7,523     9.19       4,139       9.32         200      9.97     31,194
Mortgage backed securities .......    118,120     7.23       13,811     7.43       7,948       7.39       3,653      7.23    143,532
Other securities .................     14,745     6.74       17,034     6.37         158       8.50          38      8.13     31,975
                                     --------              --------             --------                -------             --------
Total interest - earning assets ..    413,389     8.22      217,763     8.02     130,156       7.48      42,201      7.71    803,509
                                     --------              --------             --------                -------             --------

Interest - Bearing Liabilities
------------------------------
Time deposits ....................    217,644     5.31       95,344     6.07         995      10.07          76      8.77    314,059
Money market deposits ............    126,233     4.61         --       --          --         --          --        --      126,233
FHLB advances ....................     59,800     5.52       25,000     5.69        --         --          --        --       84,800
Repurchase agreements ............    109,005     5.46         --       --          --         --         4,889      9.00    113,894
Core deposits:
   Savings .......................     93,371     3.22         --       --          --         --          --        --       93,371
   Demand ........................     41,583     1.37         --       --          --         --          --        --       41,583
   Escrow ........................      4,134     1.43         --       --          --         --          --        --        4,134
                                     --------              --------             --------                -------             --------
Total static interest-bearing
liabilities ......................    651,770     4.64      120,344     5.99         995      10.07       4,965      9.00    778,074
Adjustment:
   Core deposit accounts .........    (93,601)               45,077               26,952                 21,572                 --
   Interest rate swap ............    (20,000)               20,000                 --                     --                   --
   Interest rate collar ..........    (95,000)               95,000                 --                     --                   --
                                     --------              --------             --------                -------             --------
Total interest-bearing liabilities    443,169               280,421               27,947                 26,537              778,074
                                     --------              --------             --------                -------             --------
   Excess (deficiency) of interest
    earning assets over interest-
    bearing liabilities ..........   $(29,780)             $(62,658)            $102,209                $15,664             $ 25,435
                                     ========              ========             ========                =======             ========

----------
For purposes of the above Rate and Maturity Analysis:

o Fixed rate assets are scheduled by contractual maturity, and adjustable rate assets are scheduled by the next repricing date. Normal amortization and prepayment estimates have been applied to both fixed rate and adjustable rate assets, where appropriate.
o For purposes of measuring interest sensitivity, interest-bearing liabilities are reduced by the amount of core deposits, interest rate swaps, and interest rate collars. Core deposits are estimated to be withdrawn at rates ranging from 15% to 20% per year.

                         SERVICE CORPORATION ACTIVITIES

     OTS regulations limit the Bank's equity investment in service corporations to 10% of total assets. As of December 31, 1996, the Bank's investment in service corporation subsidiaries was $10.2 million, or 0.12% of total assets. Such investments eliminate in consolidation. At December 31, 1996, the Bank's subsidiary operations included six corporations each of which is 100% owned by the Bank. The following is a brief description of the Bank's two significant service corporations and their principal activities. The Bank owns several other service corporations which are either inactive or primarily serve as a holding company for assets acquired through foreclosure or are otherwise held for disposition.

PSB Associates, Inc.

     PSB Associates, Inc. ("PSB Associates") was organized in 1983 as a life insurance agency. Its principal office is located at 25 Market Street, Poughkeepsie, New York. Through agreements entered into with insurance companies and general agencies, PSB Associates, as agent, offers diversified life insurance products and services through an insurance office of the Bank and financial service representatives located in the Bank's branches. Since 1988, through agreements with a third party broker/dealer, the product list was expanded to include mutual funds, variable annuities, and unit investment trusts. Effective January 1, 1995, the Bank began using Prime Capital Services, Inc., a Poughkeepsie, New York based broker/dealer, to provide these products. Prior to 1995, the Bank used GNA Securities, Inc., a Seattle, Washington based broker/dealer. Effective February 1997, PSB Associates launched "HudsonTradersm Discount Brokerage Service" which will offer discount trading through Prime Capital Services, Inc.. HudsonTrader Discount Brokerage Service will afford individuals the opportunity to purchase and sell a variety of investment products including stocks, bonds and mutual funds. Investments purchased through HudsonTrader Discount Brokerage Service are not FDIC insured and are not deposits of the Bank.

PSB Building Corp.

     PSB Building Corp. was organized in 1993. PSB Building Corp. holds the leasehold interest to a 100,000 square foot office building located at 249 Main Mall, Poughkeepsie, New York, which the Bank acquired in 1993. A portion of the 249 Main Mall building serves as the Bank's headquarters.

                                 OTHER SERVICES

Savings Bank Life Insurance

     Savings banks in New York may offer Savings Bank Life Insurance ("SBLI") with a maximum policy coverage of $50,000 and up to $350,000 of Financial Institutions Group Life Insurance. The Bank's SBLI program is administered through the Savings Bank Life Insurance Fund, a corporate body established by the New York legislature. Although the Bank's employees administer the Bank's SBLI program, the Bank is not liable under any policy, and premiums are not at the Bank's disposal. The Bank's SBLI program is kept separate from the rest of the Bank's operations for purposes of accounting and investment. Any surplus earned by the program must be maintained to meet losses incurred by the program or to pay dividends to policyholders and does not accrue to the benefit of the Bank's general operations. Upon any discontinuance of the program, the Bank would be required to transfer, perform or reinsure the life insurance policies and to transfer to the Savings Bank Life Insurance Fund all assets remaining after payment of the program's liabilities. As of December 31, 1996, the Bank's SBLI program had $345.9 million of ordinary and group policies in force and a surplus of $1.3 million. SBLI is subject to regulation by the New York State Banking Department and the New York State Insurance Department.

Leeway Investment Authority

     Pursuant to federal statutes, upon its conversion to a federal mutual savings bank in December 1981, the Bank retained "grandfathered" powers under New York law, including a power generally referred to as "leeway" authority. The Bank could utilize this authority to make acquisitions for expansion and diversification to the extent permitted by applicable law.

                                   COMPETITION

     As with the thrift and banking industries generally, Poughkeepsie Savings experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the ability to offer attractive rates and the availability of convenient office locations. Direct competition for deposits comes from other savings banks, savings and loan associations and commercial banks, and credit unions, many of which have substantially greater resources than the Bank. The Hudson Valley Employees Federal Credit Union is a major competitor in the Bank's Dutchess County market area. Significant competition for savings deposits also comes from broker/dealers, mutual funds and corporate and government securities.

     The primary factors in competing for loans are interest rates, loan origination fees and the range of services offered. Competition for origination of loans normally comes from other savings banks, savings and loan associations, commercial banks, credit unions, mortgage bankers, mortgage brokers and insurance companies.

     The banking industry is in a period of consolidation and regulatory reform that will affect banks in all regions of the country, including the Mid-Hudson Valley, which should further heighten competition within the industry.

                                    EMPLOYEES

     At December 31, 1996, Poughkeepsie Savings and its subsidiaries employed 236 full-time employees and 52 part-time employees, none of whom are represented by a collective bargaining group. Management believes it has a good relationship with its employees.

     Poughkeepsie Savings currently maintains a comprehensive employee benefit program providing, among other benefits, a qualified pension plan, a 401(k) tax deferred savings plan with a Bank match and a profit-sharing based annual contribution, an employee stock ownership plan, hospitalization and major medical and dental insurance, paid sick leave, long-term disability insurance and life insurance. As part of a broad-based expense reduction program initiated in 1991, the Board of Directors approved an amendment to the Bank's pension plan, effective October 1, 1991. The amendment provides that there will be no new enrollments in the pension plan and that there will be no further benefit accruals under the pension plan. The amendment will remain in effect until rescinded by the Board of Directors. (See Note 11 of "Notes to Consolidated Financial Statements" at Item 8.)

                                   REGULATION

     Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

     The OTS has extensive authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings associations are prescribed by federal laws and regulations and savings associations are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings associations and may also apply to state-chartered savings associations. Such regulation and supervision is primarily intended for the protection of depositors.

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provides for, among other things, the recapitalization of the Bank Insurance Fund ("BIF"); the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the Savings Association Insurance Fund ("SAIF"); the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level. See "Prompt Corrective Action."

     The OTS' enforcement authority over all savings associations and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

Insurance of Accounts

     The deposits of the Bank are insured up to $100,000 per insured member (as defined by law and regulation) by the Savings Association Insurance Fund ("SAIF") and are backed by the full faith and credit of the United States Government. SAIF is administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

     Under current FDIC regulations, SAIF member institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital -- "well-capitalized," "adequately-capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"). These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. As of December 31, 1996, these nine assessment risk classifications carry premiums ranging from 0% for well-capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. The insurance premium applicable to the Bank as of December 31, 1996 was 0% of insured deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Bank's deposit insurance.

     Summary of Recent Events. The BIF fund met its target reserve level in September 1995, but the SAIF fund was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

     On September 30, 1996, President Clinton signed into law legislation which will eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

     Effective October 8, 1996, FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. The Bank's one-time assessment amounted to $2.6 million. Net of related tax benefits, the one-time special assessment amounted to $1.6 million which immediately reduced the Bank's capital by such an amount. Nevertheless, management does not believe that this one-time special assessment will have a material adverse effect on the Bank's consolidated financial condition and the Bank continues to be in full compliance with all regulatory capital requirements.

     On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the Financing Corporation (FICO) while BIF member institutions will pay approximately 1.3 basis points. While the Bank's insurance premiums were reduced from 23 basis points to 0 basis points, the Bank is required to pay 6.4 basis points related to funding for the FICO debt. Based upon the $571.9 million of assessable deposits at December 31, 1996, the Bank would expect to pay approximately $0.2 million less in insurance premiums per quarter during 1997 ($0.8 million for the year).

Capital Requirements

     Federally insured savings associations are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings associations. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets depending on the OTS's capital adequacy evaluation and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. As discussed below, under the OTS' prompt corrective action regulations, the core capital ratio generally must be at least 4.0%. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain non-withdrawable accounts and pledged deposits, and "qualifying supervisory goodwill". Unrealized gains (losses) on available-for-sale securities are not included in determining core capital. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, except for mortgage servicing rights and deferred tax assets which are includable within certain specified limits.

     Both core and tangible capital are further reduced where applicable by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).

     A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital does not exceed the savings association's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no capital) for assets such as cash to 100% for repossessed assets or loans more than 90 days past due. Single-family residential real estate loans which are not past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

     In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the market value of its assets. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeals process.

     On August 21, 1995, the OTS released Thrift Bulletin 67 which established
(i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67. Management of the Bank believes that the OTS' implementation of an interest rate risk component to the risk-based capital requirement will not adversely affect the Bank.

     The following table sets forth the Bank's compliance with each of the above-described capital requirements at December 31, 1996.

                                                                         Tangible      Core          Risk-Based
                                                                         Capital       Capital        Capital
                                                                         -------       -------       ---------
                                                                                (Dollars in thousands)
Stockholders' equity under GAAP..................................        $71,668       $71,668        $71,668
Unrealized losses on available for sale securities, net
  of tax ........................................................             85            85             85
Limitation on deferred tax assets................................        (15,296)      (15,296)       (15,296)
General allowance for loan losses (to extent allowable)..........            n/a           n/a          6,897
                                                                         -------       -------        -------
Regulatory capital...............................................         56,457        56,457         63,354
Minimum required regulatory capital.............................          12,652        33,739         44,199
                                                                         -------       -------        -------
Excess...........................................................        $43,805       $22,718        $19,155
                                                                         =======       =======        =======
Regulatory capital as a percent of assets(1).....................           6.69%         6.69%         11.47%
Minimum required.................................................           1.50%         4.00%          8.00%
                                                                         -------       -------        -------
Excess...........................................................           5.19%         2.69%          3.47%
                                                                         =======       =======        =======

----------
(1) Tangible and core capital are computed as a percentage of adjusted total assets of $843.5 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $552.5 million.

Prompt Corrective Action

     Under Section 38 of the FDIA as added by the "FDICIA", each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In early September 1992, the federal banking agencies, including the OTS, adopted substantially similar regulations which are intended to implement Section 38 of the FDIA. These regulations became effective December 19, 1992. Under the regulations, an institution shall be deemed to be
(i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately-capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1996, the Bank was in the "well-capitalized" category.

Liquidity Requirements

     All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 5%. At December 31, 1996, the Bank's liquidity ratio was 5.05%.

Safety and Soundness

     FDICIA requires each federal banking regulatory agency to prescribe by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, adopted final rules and proposed guidelines concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and underwriting. Under the proposed asset quality and earnings standards, a savings association would be required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If a savings association fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the OTS specifying the steps it will take to correct the deficiency. In the event that a savings association fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings association to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings association may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. On August 27, 1996, the federal banking agencies, including the OTS, adopted final guidelines substantially as proposed. The Bank believes that it has been and will continue to be in full compliance with each of the standards as they have been adopted by the OTS.

Accounting Requirements

     The OTS is required to establish accounting standards to be applicable to all savings associations for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate generally accepted accounting principles ("GAAP") to the same degree as is prescribed by the Federal banking agencies for banks or may be more stringent than such requirements.

     On September 2, 1992, the OTS amended a number of its accounting regulations and reporting requirements (effective October 2, 1992). The amendments reflected the adoption by the OTS of the following standards: (i) regulatory reports will incorporate GAAP when GAAP is used by federal banking agencies; (ii) savings association transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings associations. The OTS anticipates further similar revisions to its regulations in the near future.

     The OTS adopted a statement of policy ("Statement") set forth in Thrift Bulletin 52 concerning (i) procedures to be used in the selection of a securities dealer, (ii) the need to document and implement prudent policies and strategies for securities, whether held for investment, trading or for sale, and to establish systems and internal controls to ensure that securities activities are consistent with the financial institution's policies and strategies, (iii) securities trading and sales practices that may be unsuitable in connection with securities held in an investment portfolio, (iv) high-risk mortgage securities that are not suitable for investment portfolio holdings for financial institutions, and (v) disproportionately large holdings of long-term, zero-coupon bonds that may constitute an imprudent investment practice. The Statement applies to investment securities, high-yield corporate debt securities, loans, mortgage-backed securities and derivative securities, and provides guidance concerning the proper classification of accounting for securities held for investment, sale, and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held to maturity), to realize a holding gain from assets held for indefinite periods of time (available for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Depository institution investment portfolios are maintained to provide earnings consistent with the safety factors of quality, maturity, marketability and risk diversification. Securities that are purchased to accomplish these objectives may be reported at their amortized cost only when the depository institution has both the positive intent and ability to hold the assets for long-term investment purposes. Securities held for investment purposes may be accounted for at amortized cost, securities available for sale are to be carried at the lower of aggregate cost or market, and securities held for trading are to be accounted for at market. The Bank believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and generally accepted accounting principles. (Thrift

Bulletin 52 was issued prior to SFAS No. 115 which requires available for sale securities to be carried at fair value.)

     The Omnibus Reconciliation Act of 1993 added a new Section 475 to the Internal Revenue Code of 1986, as amended (the "Code") which provides that certain financial institutions must recognize gain or loss annually with regard to any securities held by them as inventory for resale. Gain and loss is not required to be recognized with regard to securities which are intended to be held until their maturity. Section 475 of the Code has not had a material impact on the financial statements of the Bank.

Qualified Thrift Lender (QTL) Test

     Under Section 2303 of the Economic Growth and regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the Home Owners' Loan Act, as amended ("HOLA"), and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code. A savings association that does not comply with the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     The QTL Test set forth in the HOLA requires that Qualified Thrift Investments ("QTIs") represent 65% of portfolio assets. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. At December 31, 1996, approximately 81.1% of the Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

Restrictions on Capital Distributions

     OTS regulations govern capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

     Generally, savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, or Tier 1 associations, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. Tier 2 associations, which generally are associations that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions over the most recent four quarter period up to a specified percentage of their net income during that four quarter period, depending on how close the association is to meeting its fully phased-in capital requirements. Tier 2 associations that meet all capital requirements are permitted to make distributions totaling up to 75% of net income over the four quarter period. Tier 3 associations, which generally are associations that do not meet current minimum capital requirements, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

     In order to make distributions under these safe harbors, Tier 1 and Tier 2 associations must submit written notice to the OTS 30 days prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank is no longer deemed to be in need of more than normal supervision. The Bank currently is a Tier 1 institution for purposes of the regulation on capital distribution.

     OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form.

     On December 5, 1994, the OTS published a notice of proposed rule making to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "Prompt Corrective Action." The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

Policy Statement on Nationwide Branching

     Effective May 11, 1992, the OTS amended its policy statement on branching by federally chartered savings associations to delete then-existing regulatory restrictions on the branching authority of such associations and to permit nationwide branching to the extent allowed by federal statute. (Prior OTS policy generally permitted interstate branching for federally chartered savings associations only to the extent allowed state-chartered savings associations in the states where the association's home office was located and where the branch was sought or if the branching resulted from OTS approval of a supervisory interstate acquisition of a troubled institution.) Current OTS policy generally permits a federally chartered savings association to establish branch offices outside of its home state if the association meets the domestic building and loan test in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"), or the asset composition test of subparagraph (c) of that section, and if, with respect to each state outside of its home state where the association has established branches, the branches, taken alone, also satisfy one of the two tax tests. An association seeking to take advantage of this authority would have to have a branching application approved by the OTS, which would consider the regulatory capital of the association and its record under the Community Reinvestment Act of 1977, as amended, among other things.

Federal Home Loan Bank System

     The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, or 5% of outstanding

FHLB advances, or 0.3% of total assets. At December 31, 1996, the Bank had $9.8 million in FHLB stock, which met this requirement. The FHLB may, at its option, redeem through repurchase, investments in its common stock in excess of the required amount.

     As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the years ended December 31, 1996, 1995, and 1994, dividends paid by the FHLB of New York to the Bank totaled approximately $0.6 million, $0.5 million and $0.8 million, respectively.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. At December 31, 1996, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

                           FEDERAL AND STATE TAXATION

     Under applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), although generally subject to the corporate income tax provisions of the Code, savings institutions such as the Bank that meet certain definitional tests relating to composition of assets and the nature of its business are permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions in computing taxable income. The bad debt deduction is generally based upon a savings institution's actual loss experience (the "experience method"). In addition, a savings institution may elect annually to compute its allowable addition to its reserves for losses on qualifying real property loans (generally loans secured by improved real estate) by reference to a percentage of its taxable income (the "percentage of taxable income method").

     The percentage that is used to compute the bad debt reserve addition under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for the addition to the reserve for losses on non-qualifying loans under the experience method. Also, the percentage bad debt deduction for any taxable year may not exceed the lesser of (i) the amount necessary to increase the balance in the reserve for losses on qualifying real property loans to 6% of such loans at the end of the taxable year, or (ii) the amount by which 12% of the institution's deposits at the end of the taxable year exceeds the surplus, undivided profits and reserves at the beginning of the taxable year.

     If an institution's qualifying assets (generally, loans secured by residential real estate or deposits, educational loans, cash, government obligations and certificates of deposit) constitute less than 60% of its total assets, the institution is not eligible to compute its bad debt deduction under the percentage of taxable income method. At December 31, 1996, 1995 and 1994, the Bank's qualifying assets exceeded the 60% requirement. The Bank intends to continue to meet this test in the future; however, management will consider alternatives should favorable circumstances arise.

     A savings institution organized in stock form that has computed its allowable addition to its bad debt reserve under the percentage of taxable income method may also be subject to recapture taxes on a portion of such reserves if it made certain types of distributions to its stockholders. The Bank has no current intentions to make such distributions to stockholders or redeem any shares of common stock which could require any amount of its bad debt reserves to be recaptured into taxable income.

     Pursuant to certain legislation which was recently enacted and which was effective for tax years that began after December 31, 1995, a large bank (one with an adjusted basis of assets of greater than $500 million), such as the Bank, would no longer be permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such legislation also requires the Bank to realize increased tax liability over a period of at least six years, beginning in 1996, relating to the Bank's "applicable excess reserves." The amount of applicable excess reserves is taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. The amount of the Bank's applicable excess reserves at December 31, 1995 was $1.5 million, calculated as the excess of (1) the balance of its reserves, as defined in the Code, as of December 31, 1995 over (2) the balance of such reserves (i.e., its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans) as of December 31, 1987 (as adjusted). The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996.

     While New York State tax law is generally based on federal law, on July 30, 1996, New York State enacted legislation, effective January 1, 1996, which generally retains the percentage of taxable income method for calculating the tax bad debt deduction and does not require the Bank to recapture into income its excess tax bad debt reserves over its base year reserves for New York State tax purposes.

     On December 1, 1988 the Bank's Board of Directors approved a stock repurchase program whereby the Bank could acquire up to 5%, or approximately 196,000 shares, of its outstanding stock. For federal tax purposes, this transaction may result in a recapture of a portion of the Bank's bad debt reserve resulting in a current tax liability. The Bank purchased 105,000 shares of its stock under this program through December 31, 1989. Since 1989, the Bank has not repurchased any of its outstanding stock under this program.

     At December 3l, 1996, the Bank's recorded bad debt reserve is available to be deducted for tax purposes in the future.

     A savings institution may carryback net operating losses to the preceding three taxable years and carryforward such losses to the succeeding 15 taxable years on its federal tax return. At December 31, 1996, the Bank had a net operating loss carryforward for tax purposes of approximately $24.9 million which begins to expire in 2005. The Bank has been audited by the Internal Revenue Service with respect to its tax returns through 1990.

     New York has a bank franchise tax which subjects the Bank to a tax generally equal to the greater of (i) 9% of the Bank's "New York entire net income," (ii) 0.01% (or, in certain instances, a lesser portion) of the Bank's "New York taxable assets," or (iii) 3% of the Bank's "New York alternative net income." In addition, such tax is subject to a 2.5% surtax (for the 1996 taxable year) and a surcharge of 17% under a New York law designed to raise funds for mass transit. New York does not allow net operating loss carrybacks or carryforwards for financial institutions. For additional information regarding taxation see Note 9 of Notes to Consolidated Financial Statements at Item 8.

                               EXECUTIVE OFFICERS

     Joseph B. Tockarshewsky, age 57, has been Chairman, President and Chief Executive Officer of the Bank since July, 1992. From 1986 to 1992, he served as Executive Vice President at American Security Bank in Washington, DC. From 1983 to 1986, Mr. Tockarshewsky served as Executive Vice President of Carteret Savings and Loan Association in Morristown, NJ. Prior to that, from 1979 to 1982, he served as Executive Vice President and Director at First Federal Savings and Loan Association in New York City.

     Robert J. Hughes, age 50, has been Executive Vice President and Chief Financial Officer of the Bank since February, 1992 and Director since April 1995, and was a consultant to the Bank during January and February, 1992. From April, 1983 to December, 1991, he was Executive Vice President and Chief Financial Officer of American Savings Bank, White Plains, NY. From July, 1978 to March, 1983, he was Vice President and Assistant Corporate Comptroller of American Express Company.

     Joel A. Brotman, age 53, has been Senior Vice President/Residential Lending since July, 1995, and was a consultant to the Bank from April to July, 1995. Mr. Brotman served as Senior Vice President-Retail Mortgage Production Manager at First Fidelity Bank, North Brunswick, NJ from 1993 to 1995; as Senior Vice President/Wholesale and Retail Production at First Town Mortgage Corporation, Secaucus, NJ from 1991 to 1993 and as Senior Vice President of The Howard Savings Bank and President & Chief Executive Officer of The Howard Mortgage Group, Inc., Livingston, NJ from 1990 to 1991. Prior thereto, Mr. Brotman was Senior Vice President Production/Secondary Market Support at Margaretten and Company, Inc., Perth Amboy, NJ from 1984 to 1990.

     Richard J. Malena, age 49, has been a Senior Vice President of the Bank since September 1988. He joined the Bank in 1983 as an Assistant Vice President and Manager of the Consumer Lending Department. From 1988 to 1990, Mr. Malena was Northeast Regional Manager of Market Street Mortgage Corporation (former Bank Subsidiary). Since 1990, he has served as Senior Vice President/Retail Banking. From 1965 to 1983, Mr. Malena served in various capacities of retail banking with the Bank of New York.

     Jeffrey C. McDonough, age 33, was elected Vice President/Human Resources in December 1992; he had been the Director of Human Resources since June, 1992. Prior thereto, he served as Compensation and Benefits Manager. From 1985 to 1988, he was a Regional Human Resources Manager for Marshalls, Inc. in Hartsdale, NY.

     Sten F. B. Sandlund, age 42, has been Vice President/Commercial Real Estate Division since January, 1997. From September, 1993 to 1996, he was Vice President/Special Assets. From June 1991 to September, 1993, Mr. Sandlund served as Senior Vice President, American Institutional Advisors of Illinois, Inc., a real estate debt and equity placement firm in Chicago, Illinois.

     Tanya G. Vanasse, age 36, has been Vice President/Marketing Director since May, 1996. From May 1994 to May 1996, Ms. Vanasse was Second Vice
President/Workplace Banking Manager at The Chase Manhattan Bank; from November, 1989 to April, 1994, she served as Division Marketing & Sales Manager (Westchester County) at The Chase Manhattan Bank.

Item 2. Properties.

     Poughkeepsie Savings' executive offices are located at 249 Main Mall, Poughkeepsie, New York. The Bank conducts business from eleven (11) full service retail branches and eight (8) residential loan production offices.

     The Bank also has its own automated teller machines ("ATMs") in thirteen
(17) locations in the Hudson Valley and has a link to the New York Cash Exchange ("NYCE") with approximately 17,000 ATMs, 73,000 point of sale terminals, and 1,300 participating institutions. The Bank is linked to the PLUS Network with approximately 125,000 ATMs in the USA and in various countries around the world.

     The table below sets forth certain information on properties used by the Bank for retail banking and administrative purposes as of December 31, 1996. Loan production offices are excluded.

                                                     Owned      Number of      Total
                                                      or        Years at       Office
                                                     Leased     Location     Square Feet
                                                     ------     --------     -----------
Home Office:
21 Market Street, Poughkeepsie, NY...............     Owned        50+          7,500

Branch Offices:
Main Street & Innis Ave, Poughkeepsie, NY........     Owned         31          4,500
Hudson Plaza, Poughkeepsie, NY...................    Leased         25          3,500
Hyde Park Mall, Hyde Park, NY....................    Leased         23          2,400
South Hills Mall, Poughkeepsie, NY...............    Leased         21          2,300
Lakeside Plaza, Newburgh, NY.....................    Leased          6          2,860

In-Store Locations:
Super Stop & Shop, Wappingers Falls, NY..........    Leased          2            680
Super Stop & Shop, Poughkeepsie, NY..............    Leased          1            400
ShopRite, Spring Valley, NY......................    Leased          2            400
ShopRite, West Haverstraw, NY....................    Leased          1            400
Price Chopper, Vails Gate, NY....................    Leased          1            400

Operations/Office Buildings:
13 Market Street, Poughkeepsie, NY...............     Owned         18          9,000
25 Market Street, Poughkeepsie, NY...............     Owned        50+         11,900
249 Main Mall, Poughkeepsie, NY..................  Note (1)          7         40,000

----------
(1) The Bank purchased the leasehold interest on the headquarters building in 1993. The building contains 100,000 square feet of useable space of which the Bank continues to occupy approximately 40,000 square feet.

     The net book value of land, buildings and leasehold improvements was approximately $6.1 million and $5.9 million at December 31, 1996 and 1995, respectively. The Bank leases certain Branch locations from other parties and, during 1996, paid rentals of $0.5 million on these properties. As of December 31, 1996, the Bank was committed under contracts for the construction and installation of four new in-store branches totaling approximately $1.4 million.

Item 3. Legal Proceedings.

     The Bank is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these lawsuits will not have a material adverse affect on the financial condition or results of operation of the Bank.

Item 4. Submission of Matters to a Vote of Securities Holders.

     No matters were submitted to a vote of securities holders in the fourth quarter of 1996.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder's Matters.

     Poughkeepsie Savings Bank, FSB common stock was initially issued on November 19, 1985 and is traded on the NASDAQ National Market under the symbol PKPS. Information concerning the range of high and low sales prices for the Bank's common stock for each quarterly period within the past two fiscal years, as well as net income and dividends declared per share, is set forth below.

                                                  Net                              End of    Dividends
Quarter Ended                                    Income       High       Low       Period     Declared
--------------                                   -------      -----      ----      ------     --------
1996
----
      December 31.............................     $.09       $5.38     $5.00       $5.25      $.025
      September 30............................     (.05)       5.25      4.75        5.00       .025
      June 30.................................      .00        5.63      4.88        5.00       .025
      March 31................................      .06        5.63      5.00        5.38       .025

1995
----
      December 31.............................     $.94       $5.38     $4.50       $5.25       $.02
      September 30............................      .07        5.88      4.88        5.25        .02
      June 30.................................      .13        6.13      4.38        5.75        .02
      March 31................................      .13        4.88      4.00        4.63        .02

     As of March 5, 1997, the closing price of the Bank's common stock was $6.375 per share. As of that date, the Bank had 1,743 stockholders of record and 12,592,525 outstanding shares of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

     As part of its regulations covering capital distributions, the OTS may object to the Bank making any capital distribution, which includes dividends. See "Regulation -- Restrictions on Capital Distributions." On January 28, 1997, the Bank declared a dividend of $.025 per share on its outstanding common stock to be paid on March 6, 1997 to stockholders of record on February 14, 1997.

Item 6. Selected Consolidated Financial Data

                                                                                    December 31,
                                                    ---------------------------------------------------------------------------
                                                       1996             1995           1994            1993            1992
                                                    ------------    ------------    ------------    ------------    -----------
                                                                    (Dollars in thousands, except per share data)
Statement of financial condition data:
   Net loans ....................................   $    634,687    $    575,508    $    475,994    $    439,881    $   466,270
   Securities and mortgage-backed securities ....        165,747         185,600         203,883         218,646        158,540
   Federal funds and money market
     investments ................................           --              --             4,500           3,000          4,300
    Other real estate and investment
      in joint ventures .........................         10,726          13,973          13,772          24,948         55,652
   Total assets .................................        858,690         825,448         727,625         718,874        726,633
   Deposit accounts .............................        575,246         534,041         489,144         437,660        457,355
    Borrowings ..................................        198,694         206,985         178,635         219,919        229,676
   Stockholders'equity (1) ......................         71,668          70,924          50,478          49,600         23,328
   Number of outstanding shares (2) .............     12,591,825      12,530,825      12,467,100      12,376,510      3,799,225
Statement of operations data:
    Interest and dividend income ................   $     63,620    $     58,959    $     49,536    $     47,433    $    66,387
    Interest expense ............................         37,857          35,475          27,620          29,941         52,830
                                                    ------------    ------------    ------------    ------------    -----------
   Net interest income ..........................         25,763          23,484          21,916          17,492         13,557
   Provision for loan losses ....................            850           1,525             120             400          3,900
                                                    ------------    ------------    ------------    ------------    -----------
   Net interest income after provision
     for loan losses ............................         24,913          21,959          21,796          17,092          9,657
    Loan servicing and sale of servicing income .            304              48             153             293         10,923
    Loss on bulk asset sale (3) .................           (894)         (7,546)           --              --             --
    Other income ................................          2,052           1,584           2,698           6,630         13,251
    SAIF - special assessment (4) ...............         (2,624)           --              --              --             --
    Other expenses ..............................        (21,352)        (18,269)        (17,980)        (18,196)       (39,248)
                                                    ------------    ------------    ------------    ------------    -----------
   Income (loss) before taxes ...................          2,399          (2,224)          6,667           5,819         (5,417)
   Income tax expense (benefit)  (5) ............            963         (18,486)            150            --             --
                                                    ------------    ------------    ------------    ------------    -----------
   Net income (loss) ............................   $      1,436    $     16,262    $      6,517    $      5,819    $    (5,417)
                                                    ============    ============    ============    ============    ===========
Weighted average common and common
  equivalent shares outstanding during the year .     12,910,458      12,855,251      12,746,235       8,252,277      3,647,554
Per common share:
    Net income (loss) ...........................   $       0.11    $       1.27    $       0.51    $       0.71    $     (1.49)
    Cash dividends (6) ..........................           0.10            0.08            --              --             --
   Book value ...................................           5.69            5.66            4.05            4.01           6.14
Operating ratios:
    Return (loss) on average stockholders' equity           2.02%          28.48%          13.31%          11.73%        (23.06)%
    Return (loss) on average assets .............           0.17            2.12            0.91            0.82          (0.59)
    Interest rate spread ........................           2.98            2.80            2.97            2.54           1.86
    Net interest margin .........................           3.21            3.12            3.17            2.60           1.61
   Average stockholders' equity to
    average assets ..............................           8.41            7.44            6.84            5.53           2.55
   Efficiency ratio (7) .........................          71.87           71.41           70.30           81.10         104.33
Branch data:
    Full service branches (8) ...................             11               8               7               7              7
    Loan production offices .....................              8               7               5            --             --

----------
(1) For information regarding the Bank's regulatory capital, see "Regulation - Capital Requirements."
(2)  Excluding unallocated ESOP shares, where applicable.
(3) Represents the accrued loss on sale of certain commercial loans held for bulk sale, see "Bulk Sale of Certain Commercial Loans", on page 9.
(4) The one-time SAIF Special Assessment resulted from legislation signed into law on September 30, 1996 and is applicable to all SAIF insured institutions. The special assessment was levied by the FDIC to recapitalize the SAIF fund.
(5) In 1995, the Bank recognized deferred tax assets under SFAS No. 109 "Accounting for Income Taxes" by reducing previously established valuation allowances. See Note 9 of the Notes to Consolidated Financial Statements.
(6) On January 28, 1997, the Bank declared a dividend of $.025 per share payable to stockholders of record on February 14, 1997.
(7) The efficiency ratio is computed by dividing total non-interest expenses, excluding OREO operating costs, by the sum of net interest income plus non-interest income, excluding non-recurring items.
(8) During 1996 the Bank opened three in-store supermarket branches bringing the total number of branches to eleven, of which five are in-store locations.

Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations.

Summary

     The Bank reported net income of $1.4 million, or $0.11 per share, for the year ended December 31, 1996, compared with $16.3 million, or $1.27 per share, for 1995, and $6.5 million, or $0.51 per share, for 1994. The results for 1996 and 1995 included the following non-operating and special items:

     1996

     o    SAIF Special Assessment of $2.6 million ($1.6 million, net of tax).

     o    Loss on Bulk Sale of $0.9 million ($0.5 million, net of tax)

     1995

     o Income tax benefits of $18.7 million attributable to the reduction of valuation allowances in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

     o A $7.5 million pre-tax loss on the pending "bulk sale" of certain commercial loans and a $1.0 million special addition to the allowance for loan losses.

     The following table shows comparable results (net of tax) for the years ended December 31, 1996, 1995, and 1994, respectively:

                                                    1996        1995       1994
                                                  --------    --------    ------
                                                              (in 000's)
Earnings from operations ......................   $  3,547    $  3,793    $6,517
SAIF special assessment .......................     (1,575)       --        --
Loss on bulk sale .............................       (536)     (4,527)     --
Additional loan loss provision ................       --          (600)     --
Recognition of future tax
   benefits and higher effective tax rate .....       --        17,596      --
                                                  --------    --------    ------
                                                  $  1,436    $ 16,262    $6,517
                                                  ========    ========    ======

     Earnings from operations, which consists of net income excluding certain items deemed to be non-operating or special, are down $0.2 million from 1995 and $3.0 million from 1994. Earnings from operations in 1996 were lower than both 1995 and 1994 as the operating costs of new branches and new product promotions more than offset the increases recorded in net interest income and fee income. Also, 1994's earnings from operations reflect an effective tax rate of approximately 5% compared to 40% in both 1995 and 1996. If 1994's results were taxed at a 40% effective tax rate, earnings from operations in 1994 would have been reduced by $2.5 million to $4.0 million.

     1996 accomplishments include the following:

     o    The Bank opened three additional in-store banking centers.

     o The Bank completed the disposition of $38.0 million of certain non-performing, sub-performing, and performing commercial loans primarily in a bulk sale transaction.

     o Deposits increased by 8% in a year which saw record inflows to mutual funds with which banks now compete for funds.

     o One-to-four family residential mortgage loan originations increased by 27%.

     o Commercial and multi-family mortgage loan originations increased by 14%.

     o    Consumer/installment loan originations increased by 27%.

     The following discussion of the Bank's financial condition and results of operations should be read in conjunction with the Bank's Consolidated Financial Statements which are included elsewhere herein.

Financial Condition

     Total assets increased in 1996 by $33.2 million, or 4.0%, from $825.4 million at December 31, 1995 to $858.7 million at December 31, 1996. This compares to asset growth of 13.4% in 1995. Asset growth in 1996 was due primarily to a $59.2 million increase in net loans, partially offset by a $18.4 million decrease in mortgage-backed securities.

     Net loans increased during 1996 due largely to a $74.5 million (or 23.3%) increase in residential real estate loans; this increase is consistent with the Bank's strategy to become a leader in one-to-four family residential lending in the Mid-Hudson Valley. One-to-four family residential loan originations were $130.4 million as compared to $102.8 million in 1995 and $70.0 million in 1994. Commercial real estate and multi-family residential loans decreased $17.5 million during 1996. Commercial real estate and multi-family residential loan originations during 1996 totaled $73.4 million; these originations were more than offset by principal repayments and the sale of certain commercial loans in a bulk sale transaction. Of the $61.5 million of "Commercial Loans Held for Bulk Sale" at December 31, 1995, $38.0 million were sold or paid off, an additional $0.9 million of write-downs were recognized, and the remaining $22.6 million was transferred back to portfolio during 1996. Of the $22.6 million transferred back to portfolio, $3.1 million was paid off in January 1997 at no additional loss to the Bank.

     Mortgage-backed securities declined by $18.4 million (or 11.4%) in 1996 due largely to principal amortization and prepayments. During 1996, $35.3 million of fixed-rate mortgage-backed securities were transferred from "Available for Sale" to "Held to Maturity" classification as the Bank has the positive intent and ability to hold these securities to maturity. For additional information, see
Note 3 to the "Notes to Consolidated Financial Statements."

     Other real estate owned decreased by $3.2 million in 1996 to $10.7 million at December 31, 1996. OREO activity during 1996 included sales of $6.5 million, acquisitions of $4.1 million, capital improvements of $0.9 million and transfers to performing loans of $1.2 million. The Bank's efforts to dispose of other real estate owned include, where appropriate, extending loans to facilitate such sales. However, in such instances it is the Bank's general practice to seek a down-payment of at least 10% to 20% in order to ensure that there is a sufficient transfer of risk to the borrower. In 1996, the Bank made loans to facilitate the disposition of OREO totaling $4.0 million at the time of origination. Total loans in portfolio which were originally made to facilitate the sales of OREO properties aggregated $48.9 million at December 31, 1996.

     Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed-in-lieu of foreclosure are classified as other real estate owned until sold. When property is acquired, it is recorded at the lesser of the loan's remaining principal balance or the estimated fair value of the property, after reduction for estimated selling costs. Any balance in excess of such estimated fair value on the date the property is acquired is charged to the allowance for loan losses. All costs incurred thereafter in maintaining the property and subsequent declines in fair value are charged to operating expense. For further information, see Note 5 to the "Notes to Consolidated Financial Statements."

     Net deferred tax assets decreased by $1.0 million in 1996 to $16.8 million at December 31, 1996 as deferred tax assets (e.g. net operating loss carry forwards) were utilized to reduce taxes otherwise payable. For further information, see Note 9 of the "Notes to Consolidated Financial Statements".

     Deposits increased in 1996 by $41.2 million (or 7.7%) to $575.2 million following a 9.2% increase in 1995. The increase in deposits was the result of aggressive pricing and the introduction of new deposit products which have attracted customers. During 1996, money market and demand deposits posted double digit increases, while time deposits increased modestly. Savings accounts were level with the prior year, halting the previous trend of declines experienced by the Bank, and the banking industry in general, which saw customers transfer funds out of savings accounts to higher rate time deposits and/or mutual funds and equity securities.

     Total borrowings decreased in 1996 by $8.3 million (or 4.0%) to $198.7 million as deposit increases exceeded net asset growth.

Asset/Liability and Interest Rate Risk Management

     The Bank attempts to manage the maturity and repricing characteristics of its balance sheet in order to maintain the sensitivity of both net interest income and the market value of the Bank's balance sheet within acceptable ranges.

     Modifying the interest sensitivity embedded in the balance sheet can be accomplished in several ways. By emphasizing the origination of new assets and liabilities, or the rollover of existing assets and liabilities, which have favorable characteristics compared to the existing balance sheet, incremental change towards the desired sensitivity position can be achieved. Hedging activities such as the utilization of interest rate hedge agreements, ("caps," "swaps" and "collars") can effect immediate change in the sensitivity position. Restructuring of the balance sheet can also be used to effect immediate change. In recent years, the Bank has utilized each of these strategies to manage its sensitivity position.

     In order to measure its sensitivity to changes in interest rates, the Bank utilizes Net Portfolio Value ("NPV") simulation modeling to measure variability of net interest income and the market value of the Bank's balance sheet under a number of different interest rate scenarios. In addition to NPV simulation modeling, management uses gap (the difference between the amount of assets and liabilities repricing in any particular period) analysis as a part of its review of the Bank's position with respect to potential exposure to risk under various interest-rate scenarios. The results of these analyses are periodically presented to both the Board of Directors and the Asset/Liability Committee ("ALCO"), which is comprised of members of Senior Management representing the Finance, Lending and Retail Banking areas, among others. The Board has set specific limits on the Bank's sensitivity position, as required by OTS regulations.

     The Bank uses a variety of on- and off-balance-sheet financial instruments to manage its business and financial market risks related to interest rates. Specific areas subject to interest rate risk include: net interest margins, prepayments on residential mortgages and mortgage-backed securities, and the residential mortgage applications in the "pipeline" which have been rate locked by the borrower.

     The Bank's net interest margin is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. The repricing differences are measured in specific time intervals and are referred to within the banking industry as interest rate sensitivity gaps. The Bank manages the interest rate risk of current and future earnings to a level consistent with the Bank's mix of businesses and seeks to limit such risk exposure to a percentage of earnings and stockholders' equity. The Bank has established interest rate risk limits based on a Net Portfolio Value ("NPV") concept consistent with the approach used by the OTS in determining risk based capital requirements. The Bank uses interest rate hedge agreements and manages the mix of its short and long term borrowings to achieve its desired risk profile relative to NPV under a variety of interest rate assumptions.

     Prepayments on residential mortgages and mortgage-backed securities, which are generally not subject to prepayment penalties, can alter the Bank's interest sensitivity gap. Prepayments on fixed-rate commercial real estate loans are generally subject to prepayment penalties. The Bank considers estimates of prepayments when calculating its interest rate sensitivity and NPV limits. Prepayments tend to accelerate in a falling interest rate environment when it may be difficult to reinvest the funds at the same interest rate.

     The residential mortgage pipeline is susceptible to changes in interest rates. Loans in the pipeline originated for portfolio have not been hedged. Loans in the pipeline which are targeted for sale to secondary market investors (e.g. FHLMC and FNMA) are either price locked with the investor or hedged using off-balance instruments (generally forward contracts).

     Hedging Activities. In accordance with policies approved by the Board of Directors, the Bank uses certain derivative financial instruments and forward contracts to assist in managing its interest rate risk exposure, but does not utilize such instruments for speculative purposes. Derivative financial instruments used by the Bank during 1996 were interest rate swaps, caps and collars. The Bank has not entered into any derivative financial instrument agreements containing embedded options.

     The Bank has entered into interest rate hedge agreements with certain approved broker/dealers ("Brokers"). An interest rate cap is a guarantee given by one party (a Broker) to another party (the Bank), in exchange for the payment of a premium, that if interest rates rise above a specified rate on a specified interest rate index, the issuer will pay to the purchaser the difference between the then current market rate and the specified rate on a notional principal amount for a pre-determined period of time. No funds are actually borrowed or repaid. The principal purpose of purchasing these caps is to prevent the occurrence of a negative spread in the Bank's portfolio during a period in which the cost of funds borrowed to acquire such assets rises. Until the rate index rises above the rate cap, interest rate caps generally decrease the net interest margin because the Bank receives no payment from the issuer but continues to amortize the prepaid premium. An interest rate swap is an agreement where one party (a broker) agrees to pay a floating rate of interest on a notional principal amount to another party (the Bank) in exchange for receiving a fixed rate of interest on the same notional amount. An interest rate collar involves the simultaneous purchase of an interest rate cap and sale of an interest rate floor, both tied to specific indices and based on notional principal amounts.

     The following table summarizes, by category of asset or liability hedged, the notional amount of the Bank's outstanding derivative financial instruments as of December 31, 1996:

                                       Interest        Interest       Forward
                                      Rate Swaps     Rate Collars    Contracts       Total
                                      ----------     ------------    ---------       -----
                                                             (in 000's)
Notional Amount:
  MBS available for sale .......           --          $70,000          --          $ 70,000
  Mortgage pipeline ............           --             --          $8,000           8,000
  Adjustable-rate borrowings....        $20,000         25,000          --            45,000
                                        -------        -------        ------        --------
Total Notional Amount ..........        $20,000        $95,000        $8,000        $123,000
                                        =======        =======        ======        ========

     Interest rate swaps and collars generally are long term contracts made at market interest rates when purchased. Forward contracts are generally of short term duration, usually 60 to 90 days in length. The market value of all hedge transactions are measured monthly. At December 31, 1996, the unrealized gain or
(loss) on hedge transactions was $(1.0) million on interest rate swaps, $0.4 million on interest rate collars, and zero on forward contracts. The asset or liability being hedged generally has a offsetting unrealized gain or loss. It is the Bank's intention to hold the hedging instruments until the contracts expire.

     Net Portfolio Value Model and Interest Sensitivity Gap. The NPV approach calculates the difference between the present value of liabilities and the expected cash flows from assets and off-balance sheet contracts which would result from instantaneous and sustained parallel shifts in the yield curve. Under OTS regulations which may be implemented in the near future, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets in the event of a 200 basis point increase or decrease in interest rates. Had this regulation been implemented at December 31, 1996 the Bank believes its interest rate risk profile would have been considered "normal".

     The following table represents the composition of the Bank's one-year interest sensitive gap for the dates indicated:

                                                                                December 31,
                                                                           ---------------------
                                                                           1996            1995
                                                                          ------          ------
                                                                           (Dollars in millions)
Interest-earning assets subject to repricing in one year:
  Residential mortgage loans .....................................        $144.7          $178.9
  Commercial real estate loans ...................................         110.2            81.9
  Commercial loans held for bulk sale ............................          --              61.5
  Commercial business loans ......................................           6.3             7.0
  Installment loans ..............................................          19.3            19.8
  Mortgage backed securities .....................................         118.1           129.2
  Other securities ...............................................          14.7            24.3
                                                                          ------          ------
      Total rate-sensitive assets ................................         413.3           502.6
                                                                          ------          ------
Interest-bearing liabilities subject to repricing within one year:
    Money-rate deposits and borrowings:
    Time deposits ................................................         217.6           192.9
    Money market accounts ........................................         126.2           102.9
    Securities sold under repurchase agreements ..................         109.0            28.5
    FHLB advances ................................................          59.8           148.5
Core Deposits:
     Savings .....................................................          93.4            93.8
     Demand ......................................................          41.6            35.5
     Escrow ......................................................           4.1             4.2
                                                                          ------          ------
        Total static rate-sensitive liabilities ..................         651.7           606.3
Adjustments:
  Core deposit accounts ..........................................         (93.6)          (91.8)
  Interest rate hedge agreements .................................        (115.0)          (70.0)
                                                                          ------          ------
    Total rate-sensitive liabilities .............................         443.1           444.5
                                                                          ------          ------
One-year interest-sensitive gap -- excess (deficiency) of
   rate-sensitive assets over rate sensitive liabilities .........        $(29.8)         $ 58.1
                                                                          ======          ======

Rate-sensitive assets as a % of rate-sensitive liabilities .......          93.3%          113.1%
One-year interest sensitive gap as a % of total assets ...........          (3.5)%           7.0%

     The gap table presented above is based on the contractual maturity of fixed-rate products, and the next repricing date of adjustable-rate products. Normal amortization and prepayment estimates have been applied to both fixed rate and adjustable rate assets, where appropriate.

Liquidity and Capital Resources

     The Bank manages its liquidity position within the overall context of its asset/liability management program. Liquidity is maintained to meet regulatory requirements, to meet normal funding needs and to be responsive to the inherent credit and maturity risks of its assets and liabilities.

     Under OTS regulations, the Bank is required to maintain average primary liquidity levels, as defined by the OTS, equal to 5.0% of net withdrawable deposit accounts plus borrowings due within one year. The required level may be changed by the OTS from time to time. The Bank complied with this requirement throughout 1996.

     The Bank's funding requirements consist primarily of loan commitments, debt repayments, deposit withdrawals and operating expenses. As of December 31, 1996, the Bank had commitments under standby letters of credit, and unused lines of credit of approximately $2.8 million and $12.5 million, respectively. At December 31, 1996, the Bank was also committed to originate or fund $31.6 million one-to-four family residential mortgage loans and $32.2 million of commercial loans.

     Sources of funds include payments and prepayments on loans and securities, deposits, borrowings, interest income, other revenue and asset sales. The Bank had a $84.7 million ($34.9 million of which was unused) overnight line of credit from the FHLB of New York at December 31, 1996. The line is subject to various conditions, including the pledging and delivery of acceptable collateral. As of December 31, 1996, the Bank had sufficient available collateral to borrow up to an additional $247 million in the form of FHLB advances or reverse repurchase agreements. The sources of funds described above are believed to be sufficient to meet funding demands.

     Management continually reviews the Bank's expected cash inflows and outflows in order to ensure its ability to meet its overall funding requirements. The Bank relies primarily on operating cash flows to meet its daily requirements, and on borrowings to meet additional significant requirements.

     While the Bank can exert significant control over some items affecting liquidity, such as the making of new loan commitments, it has more limited ability to control others, such as net changes in deposit levels and prepayment rates. While deposit products are, in management's opinion, competitively priced, future deposit flows will be subject to the Bank's ability to effectively compete for customer funds with other financial institutions and investment alternatives.

     OTS regulations require the Bank to meet certain minimum regulatory capital requirements. At December 31, 1996 the Bank had regulatory capital substantially in excess of requirements. The Bank is deemed to be "well capitalized" by its regulators. Additional information concerning the Bank's regulatory capital position is provided in Note 15 of "Notes to Consolidated Financial Statements" at Item 8.

Results of Operations

     The earnings of the Poughkeepsie Savings Bank, FSB are largely dependent upon net interest income and fee income. Net interest income is the difference between interest earned on its loan and securities portfolios and interest paid on deposit accounts and borrowed funds. Non-interest income is primarily the result of deposit account and transaction fees and net gains (losses) on sales of securities and other assets.

     Net interest income is affected by a number of variables. One such variable is the interest rate spread, that is, the difference between the yields on average interest-earning assets and the cost of average interest-bearing liabilities. Another important variable is the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest margin represents net interest income divided by average interest-earning assets. Net interest margins were 3.21%, 3.12% and 3.17% for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Bank's net interest margin in 1997 is expected to come under increased pressure as a result of increased competition for originating loans and maintaining and increasing deposit levels.

     The table below sets forth information relating to Poughkeepsie Savings' interest-earning assets (including non-performing assets), interest-bearing liabilities and net interest income during the periods indicated.

                                                         For the Year Ended December 31,
                            ---------------------------------------------------------------------------------------
                                       1996                           1995                         1994
                            ----------------------------  ----------------------------  ---------------------------
                            Average              Yield/   Average              Yield/   Average             Yield/
                            Balance   Interest   Rate(1)  Balance   Interest   Rate(1)  Balance   Interest  Rate(1)
                            -------   --------   -------  -------   --------   -------  -------   --------  -------
                                                               (Dollars in thousands)
Interest-earning assets:
  Mortgage loans........    $579,578  $48,519    8.37%    $501,973  $42,071    8.38%    $428,799  $33,726   7.87%
  Other loans...........      37,581    3,388    9.02       38,210    3,425    8.96       33,401    2,867   8.58
  Mortgage-backed
      securities........     151,424    9,593    6.33      181,084   11,454    6.33      194,945   10,527   5.40
  Other securities......      30,762    1,973    6.41       27,962    1,824    6.52       33,868    2,388   7.05
  Money market
      investments and
      federal funds.....       2,804      147    5.22        3,186      185    5.81          627       28   4.53
                            --------  -------    ----     --------  -------    ----     --------  -------   ----
           Total........     802,149   63,620    7.93%     752,415   58,959    7.84%     691,640   49,536   7.16%
                            --------  -------    ----     --------  -------    ----     --------  -------   ----

Interest-bearing liabilities:
  Deposits..............     554,925   25,834    4.64      517,142   24,321    4.70      458,570   17,454   3.81
  FHLB Advances.........      79,637    4,492    5.55       67,881    4,016    5.84      149,704    7,593   5.07
  Other borrowings (2)..     128,699    7,531    5.84      118,945    7,138    6.00       51,593    2,573   4.99
                            --------  -------    ----     --------  -------    ----     --------  -------   ----
           Total........     763,261   37,857    4.95%     703,968   35,475    5.04%     659,867   27,620   4.19%
                            --------  -------    ----     --------  -------    ----     --------  -------   ----

  Excess of interest-
      earning assets over
      interest-bearing
      liabilities.......    $ 38,888                      $ 48,447                      $ 31,773
                            ========                      ========                      ========
Net interest and
      dividend income...              $25,763                       $23,484                       $21,916
                                      =======                       =======                       =======
  Interest rate
      spread (3)........                         2.98%                         2.80%                        2.97%
                                                 ====                          ====                         ====
Net interest
      margin (4)........                         3.21%                         3.12%                        3.17%
                                                 ====                          ====                         ====

----------
(1) Includes loan origination fees and costs treated as adjustments to loan yields.
(2) Other borrowings include notes payable, securities sold under repurchase agreements and draws against the Federal Home Loan Bank line of credit.
(3) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest margin represents net interest and dividend income divided by average interest-earning assets.

     The following table sets forth the weighted-average coupons and costs for the Bank's interest-earning assets (excluding non-performing loans) and interest-bearing liabilities at the dates indicated.

                                                            December 31,
                                                      ------------------------
                                                      1996      1995      1994
                                                      ----      ----      ----
Weighted-average yield on:
      Loan portfolio .............................    8.20%     8.38%     8.26%
      Mortgage-backed securities .................    7.26      7.41      6.14
      Other securities ...........................    6.55      6.78      6.35
      Other interest earning assets ..............    9.38      9.19      9.62
      All interest-earning assets ................    8.02      8.21      7.69
Weighted-average cost of:
      Deposits ...................................    4.67      4.86      4.31
      Federal Home Loan Bank term advances .......    5.58      5.65      5.91
      Other borrowings ...........................    5.61      6.29      5.39
      All interest-bearing liabilities ...........    4.88      5.09      4.70

Comparison of Operating Results for the Years Ended December 31, 1996 and 1995

     Earnings Overview. The Bank reported net income for 1996 of $1.4 million, or $0.11 per share, as compared with net income of $16.3 million, or $1.27 per share, for 1995. Earnings from operations, which consists of net income excluding certain items deemed to be non-operating or special, were $3.5 million, or $0.27 per share, in 1996 as compared with $3.8 million, or $0.30 per share, in 1995. A reconciliation of earnings from operations to net income is presented below (amounts are in thousands, except per share data and are net-of-tax):

                                              1996                    1995
                                       ------------------      -------------------
                                                  Per share                Per share
                                                  ---------                ---------
Earnings from operations .........     $ 3,547      $0.27      $  3,793      $0.30
SAIF Special Assessment ..........      (1,575)     (0.12)         --         --
Loss on Bulk Sale ................        (536)     (0.04)       (4,527)     (0.35)
Additional loan loss provision ...        --         --            (600)     (0.05)
Recognition of future tax benefits
  and higher effective tax rate ..        --         --          17,596       1.37
                                       -------      -----      --------      -----
Net income .......................     $ 1,436      $0.11      $ 16,262      $1.27
                                       =======      =====      ========      =====

     The $0.2 million decrease in earnings from operations from 1995 to 1996 was primarily the result of increased operating expenses related to new branches and product promotions partially offset by higher net interest income related to portfolio growth and increased margins.

     Net interest income. Net interest income for the year ended December 31, 1996 totaled $25.8 million, an increase of $2.3 million from 1995 net interest income of $23.5 million. Average yields on interest-earning assets rose 9 basis points (with 100 basis points equal to 1%) to 7.93% while the average cost of interest-bearing liabilities decreased by 9 basis points to 4.95%.

     Interest income rose $4.7 million, or 7.9%, reflecting an increase in average interest earning assets together with the effect of higher average rates. Average-earning assets increased due largely to new loan originations.

     Non-performing and restructured assets also effect the Bank's interest income. During 1996 and 1995, non-performing assets averaged $21.6 million and $31.9 million respectively, while performing troubled debt restructurings (TDR's) averaged $3.2 million and $26.5 million, respectively. Had these assets performed in accordance with their original terms throughout the year, interest income would have been greater than the reported amounts by $1.9 million in 1996 and $2.6 million in 1995.

     Interest expense increased by $2.4 million, or 6.7%, reflecting higher average deposits and borrowings outstanding during 1996 compared to 1995 and offset by lower average rates on both deposits and borrowings. The weighted average cost of deposits decreased by 6 basis points to 4.64% and the weighted average cost of borrowings, which includes borrowings from the Federal Home Loan Bank and short-term repurchase agreements, decreased by 22 basis points to 5.75%.

     The changes in net interest income from 1995 to 1996, including non-performing assets, attributable to changes in average balances and interest rates is summarized as follows:

                                                   Change Attributable to
                                                   ----------------------      Net
                                                     Volume       Rate       Change
                                                     -------      -----      -------
                                                           (Dollars in thousands)
Interest - earning assets:
      Mortgage loans ...........................     $ 6,504      $ (56)     $ 6,448
      Other loans ..............................         (56)        20          (36)
      Mortgage-backed securities ...............      (1,876)        14       (1,862)
      Other securities .........................         183        (34)         149
      Money market investments and federal funds         (22)       (16)         (38)
                                                     -------      -----      -------
         Total interest income .................       4,733        (72)       4,661
                                                     -------      -----      -------

Interest - bearing liabilities:
      Deposits .................................       1,777       (264)       1,513
      FHLB advances ............................         696       (220)         476
      Other borrowings .........................         585       (192)         393
                                                     -------      -----      -------
         Total interest expense ................       3,058       (676)       2,382
                                                     -------      -----      -------
         Net interest income ...................     $ 1,675      $ 604      $ 2,279
                                                     =======      =====      =======

     As noted earlier, interest spread is a factor in determining net interest income. The following table summarizes the components of the Bank's interest rate spread in 1996 and 1995:

                                                                1996       1995
                                                                ----       ----
Average yield on loans...................................       8.41%      8.42%
Average yield on mortgage-backed securities..............       6.33       6.33
Average yield on other securities........................       6.41       6.52
Average yield on money market
  investments and federal funds..........................       5.22       5.81
Combined average yield on interest-earning assets........       7.93       7.84
Average cost of deposits.................................       4.64       4.70
Average cost of FHLB Advances............................       5.55       5.84
Average cost of other borrowings.........................       5.84       6.00
Combined average cost of funds...........................       4.95       5.04
Interest rate spread during the year.....................       2.98       2.80

     Provision for Possible Loan Losses. The provision for loan losses was $0.9 million in 1996 as compared to $1.5 million in 1995. As mentioned in the earnings overview, an additional non-recurring $1.0 million provision for loan losses was recorded in the fourth quarter of 1995; this provision was made to strengthen the allowance for loan losses and provide increased flexibility in working out or selling certain commercial loans not included in the "bulk sale." Excluding the non-recurring $1.0 million provision made in 1995, the provision for loan losses was increased by $0.4 million in 1996 as a result of loan growth.

     From December 31, 1995 to December 31, 1996, non-accrual loans increased from $5.4 million to $15.4 million while classified assets (which include non-accrual loans) increased from $21.9 million to $31.3 million. The allowance for loan losses was $8.7 million and $8.3 million at December 31, 1996 and 1995, respectively. The allowance represented 1.3% and 1.6% of the total loan portfolios and 56% and 152% of total non-performing loans at December 31, 1996 and 1995, respectively. Of this increase, $6.1 million related to commercial loans held for bulk sale which became non-accrual during 1996; commercial loans held for bulk sale are carried at fair value.

     The allowance for loan losses is maintained at a level which management considers adequate based on its regular review of the Bank's loan portfolios taking into consideration the likelihood of repayment, the diversity of the borrowers, the type of loan, delinquency data, the quality of the collateral, current market conditions and the associated risks. Further additions to the allowance for loan losses may be necessary if the economic conditions currently affecting the likelihood of repayment and property values deteriorate further and until management's efforts further reduce the amount of non-performing loans.

     Non-Interest Income. Excluding the loss recognized on the bulk sale of certain commercial loans, non-interest income amounted to $2.4 million in 1996 as compared with $1.6 million in 1995.

     Banking service fees and other income rose by $0.5 million to $2.2 million in 1996 primarily as the result of an increase in the number of customer checking accounts. Banking service fees and other income relates to recurring income generated from retail banking fees, net commission income on sales of investment products and loan charges and late fees.

     Mortgage banking income rose by $0.1 million due to increased sales of residential mortgage loan production to secondary market investors.

     In 1996, a loss of $0.9 million was recognized to further reduce the carrying value of certain loans held for bulk sale which became non-accrual during 1996. In 1995, a $7.5 million loss was recorded to write down loans held for bulk sale to the lower of cost or market value.

     Non-Interest Expenses. The following table sets forth the primary components of non-interest expense for the periods indicated.

                                                        Year Ended December 31,
                                                       ------------------------
                                                         1996             1995
                                                       -------          -------
                                                             (In thousands)

Salaries and wages...................................  $ 8,284          $ 7,074
Employee benefits....................................    2,467            2,127
Legal................................................      511              595
Occupancy............................................    1,447            1,139
Furniture and equipment..............................    1,001            1,006
Deposit insurance....................................    1,426            1,447
Net cost of operating other real estate owned........    1,143              249
Third party loan servicing expenses..................      549              645
Advertising/Marketing................................    1,101            1,003
Insurance............................................      243              204
Professional services................................    1,115            1,051
Other................................................    2,065            1,729
                                                       -------          -------
  Sub-total..........................................   21,352           18,269
SAIF special assessment..............................    2,624              --
                                                       -------          -------
Total non-interest expenses..........................  $23,976          $18,269
                                                       =======          =======

     Most operating expense categories posted increases in 1996 over 1995 levels due largely to increased staffing and related expenses of new supermarket branches and costs of enhanced customer delivery systems; marketing costs also increased in 1996 related to new products and new branches. The net cost of operating OREO increased by $0.9 million in 1996, driven in part by lower gains on the sale of OREO property.

     The one-time SAIF Special Assessment resulted from legislation signed into law on September 30, 1996 and is applicable to all SAIF insured institutions. The special assessment was levied by the FDIC to recapitalize the SAIF. The recapitalization of the SAIF fund is expected to provide lower deposit insurance premiums for at least the next three years. The anticipated savings in the Bank's deposit insurance premiums is estimated to be approximately $0.9 million per year, beginning in 1997.

     Income Taxes. In 1996, income tax expense totaled $1.0 million as compared with an income tax benefit of $18.5 million in 1995. The 1995 income tax amount included the reversal of a $19.8 million valuation allowance previously established against deferred tax assets. Excluding the effect of reversing the valuation allowance in 1995, the combined effective tax rate for 1996 and 1995 was approximately 40%.

     The Bank adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. Among other provisions, SFAS No. 109 requires that a valuation allowance be recorded to reduce net deferred tax assets to an amount that will be realized based on a "more likely than not" criteria. The valuation allowance is subject to adjustment based on changes in circumstances that affect management's judgement about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

     The income tax benefit in 1995 was primarily due to a reduction in the valuation allowance reflecting management's best judgment regarding the amounts and timing of future taxable income. The valuation allowance was reduced by $19.8 million, of which $15.3 million related to deferred tax asset balances prior to the effects of the "bulk sale". As a result, net deferred tax assets totaled $17.8 million at December 31, 1995 as compared with $2.0 million at December 31, 1994. The principal components of the Bank's deferred tax assets are net operating loss carryforwards, and temporary differences attributable to loan loss reserves, the bulk sale transaction, and certain OREO activity. Elimination of the valuation allowance for future tax benefits in 1995 requires that earnings reported in future periods be tax effected at the statutory rates.

Comparison of Operating Results for the Years Ended December 31, 1995 and 1994

     Earnings Overview. The Bank recorded net income of $16.3 million, or $1.27 per share, for the year ended December 31, 1995, compared with net income of $6.5 million, or $0.51 per share, for 1994. Full year results for 1995 include aggregate net income of $10.2 million, or $0.79 per share, related to the following non-recurring items: income for future tax benefits under SFAS No. 109, the $7.5 million loss on "bulk sale" of certain assets, and $1.0 million in related additional loan loss provisions. Excluding these non-recurring items, net income was $6.1 million in 1995 as compared with $6.5 million in 1994.

     The $0.4 million decrease in comparable earnings from 1994 to 1995 was primarily the result of a $1.5 million increase in operating expenses related to new branches and new product promotions, a $1.0 million decrease in gains on sales of securities, and a $405,000 increase in loan loss provisions related to loan growth. The declines were partially offset by a $1.6 million increase in net interest income and a $972,000 decrease in the net cost of OREO.

     Net interest income. Net interest income for the year ended December 31, 1995 totaled $23.5 million, an increase of $1.6 million from 1994 net interest income of $21.9 million. Average yields on interest-earning assets rose 68 basis points (with 100 basis points equal to 1%) to 7.84% while the average cost of interest-bearing liabilities increased by 85 basis points to 5.04%.

     Interest income rose $9.4 million, or 19.0%, reflecting an increase in average interest earning assets together with the effect of higher average rates. Average-earning assets increased due largely to new loan originations. Rate increases on mortgage loans and mortgage-backed securities reflect, in large part, the full year effect of loans originated during 1994 at relatively high rates together with higher average rates on adjustable rate instruments due to periodic rate resets.

     Non-performing and restructured assets also effect the Bank's net interest income. As of December 31, 1995 and 1994, the Bank's non-accrual loans totaled $5.4 million and $15.7 million, respectively, while performing troubled debt restructurings (TDRs) were $29,000 and $28.0 million, respectively. As part of the 1995 "bulk sale" of certain commercial loans, $14.4 million of non-accrual loans and $29.2 million of performing troubled debt restructurings were transferred to "Commercial Loans Held for Bulk Sale" at the lower of cost or market value as of December 31, 1995 and, as a result, were not considered non-accrual or TDRs as of December 31, 1995. See Bulk Sale of Certain Commercial Loans on page 9. Had these assets performed in accordance with their original terms throughout the year, interest income would have been greater than the reported amounts by $2.6 million in 1995 and $1.3 million in 1994.

     Interest expense increased by $7.9 million, or 19.0%, reflecting higher average deposits outstanding during 1995 compared to 1994 and higher rates on both deposits and borrowings. The weighted average cost of deposits increased by 89 basis points to 4.70% and the weighted average cost of borrowings, which includes borrowings from the Federal Home Loan Bank and short-term repurchase agreements, increased by 92 basis points to 5.97%.

     The changes in net interest income from 1994 to 1995, including non-performing assets, attributable to changes in average balances and interest rates is summarized as follows:

                                                   Change Attributable to
                                                   ----------------------        Net
                                                     Volume        Rate        Change
                                                     -------      -------      -------
                                                           (Dollars in thousands)
Interest-earning assets:
      Mortgage loans ...........................     $ 5,755      $ 2,590      $ 8,345
      Other loans ..............................         413          145          558
      Mortgage-backed securities ...............        (748)       1,675          927
      Other securities .........................        (416)        (148)        (564)
      Money market investments and federal funds         114           43          157
                                                     -------      -------      -------
      Total interest income ....................       5,118        4,305        9,423
                                                     -------      -------      -------
Interest-bearing liabilities:
      Deposits .................................       2,229        4,638        6,867
      FHLB advances ............................      (4,150)         573       (3,577)
      Other borrowings .........................       3,359        1,206        4,565
                                                     -------      -------      -------
      Total interest expense ...................       1,438        6,417        7,855
                                                     -------      -------      -------
      Net interest income ......................     $ 3,680      $(2,112)     $ 1,568
                                                     =======      =======      =======

     As noted earlier, interest spread is a factor in determining net interest income. The following table summarizes the components of the Bank's interest rate spread in 1995 and 1994:

                                                                 1995      1994
                                                                 ----      ----
Average yield on loans .................................         8.42%     7.92%
Average yield on mortgage-backed securities ............         6.33      5.40
Average yield on other securities ......................         6.52      7.05
Average yield on money market investments
  and federal funds ....................................         5.81      4.53
Combined average yield on interest-earning assets ......         7.84      7.16
Average cost of deposits ...............................         4.70      3.81
Average cost of FHLB Advances ..........................         5.84      5.07
Average cost of other borrowings .......................         6.00      4.99
Combined average cost of funds .........................         5.04      4.19
Interest rate spread during the year ...................         2.80      2.97

     Provision for Possible Loan Losses. The provision for loan losses was $1.5 million in 1995 as compared to $120,000 in 1994. As mentioned in the earnings overview, an additional non-recurring $1.0 million provision for loan losses was recorded in the fourth quarter of 1995; this provision was made to strengthen the allowance for loan losses and provide increased flexibility in working out or selling certain commercial loans not included in the "bulk sale." The remaining increase of $405,000 relates mainly to loan growth recorded during 1995.

     From December 31, 1994 to December 31, 1995, non-accrual loans declined from $15.7 million to $5.4 million while classified assets (which include non-accrual loans) declined from $67.2 million to $21.9 million. The allowance for loan losses was $8.3 million and $18.2 million at December 31, 1995 and 1994, respectively. The allowance represented 1.6% and 3.7% of the total loan portfolios and 152% and 116% of total non-performing loans at December 31, 1995 and 1994, respectively. Of the loans included in the "bulk sale," $54.2 million were classified as substandard or doubtful, including $14.4 million of non-accrual loans. As bulk sale loans were written down to market value, these amounts have been excluded from non-performing and classified asset totals.

     The allowance for loan losses is maintained at a level which management considers adequate based on its regular review of the Bank's loan portfolios taking into consideration the likelihood of repayment, the diversity of the borrowers, the type of loan, delinquency data, the quality of the collateral, current market conditions and the associated risks. Further additions to the allowance for loan losses may be necessary if the economic conditions currently affecting the likelihood of repayment and property values deteriorate further and until management's efforts further reduce the amount of non-performing loans.

     Net securities gains (losses). The net securities loss of $60,000 reported for 1995 relates primarily to a first quarter 1995 write-off of a $120,000 investment in a correspondent bank which filed for bankruptcy protection and is now in process of liquidation. The Bank had no other investments in this correspondent bank as of December 31, 1995. The 1994 net securities gain of $980,000 relates mainly to the December 1994 sale of $5.2 million of tax advantaged bonds at a net gain of $937,000.

     Loss on Bulk Asset Sale. The $7.5 million loss recorded in 1995 relates to the pending bulk sale of certain non-performing, sub-performing and performing commercial loans totaling $78.2 million. In addition to a $10.0 million charge-off against loan loss reserves, the $7.5 million loss was recorded to transfer the loans to "Commercial Loans Held for Bulk Sale" at the lower of cost or market value. Market value was based on accepted bid prices. See Note 4 of the "Notes to Consolidated Financial Statements" at Item 8.

     Other Income. Other income of $1.6 million in 1995 and $1.7 in 1994 was primarily recurring income generated from retail banking fees, loan charges and late fees, and net commission income on sales of investment products.

     Non-Interest Expenses. Non-interest expenses in 1995 increased by $289,000 over 1994. The following table sets forth the primary components of non-interest expense for the periods indicated.

                                                         Year Ended December 31,
                                                         -----------------------
                                                           1995           1994
                                                          -------       -------
                                                              (In thousands)

Salaries and wages .................................      $ 7,074       $ 6,316
Employee benefits ..................................        2,127         2,086
Legal ..............................................          595           491
Occupancy ..........................................        1,139         1,324
Furniture and equipment ............................        1,006           966
Deposit insurance ..................................        1,447         1,464
Net cost of operating other real estate owned ......          249         1,221
Third party loan servicing expenses ................          645           740
Advertising/Marketing ..............................        1,003           700
Insurance ..........................................          204           291
Professional services ..............................        1,051           923
Other ..............................................        1,729         1,458
                                                          -------       -------
  Total ............................................      $18,269       $17,980
                                                          =======       =======

     Most operating expense categories posted increases in 1995 over 1994 levels due largely to increased staffing and related expenses of new supermarket branches and costs of enhanced customer delivery systems; marketing costs also increased in 1995 related to new products and new branches. The net cost of operating OREO declined by $972,000 to $249,000 in 1995, driven in part by higher gains on the sale of OREO property.

     Income Taxes. The Bank recorded an income tax benefit of $18.5 million in 1995 as compared to income tax expense of $150,000 in 1994. The income tax benefit in 1995 was primarily due to a reduction in the valuation allowance reflecting management's best judgment regarding the amounts and timing of future taxable income. The valuation allowance was reduced by $19.8 million, of which $15.3 million related to deferred tax asset balances prior to the effects of the "bulk sale". As a result, net deferred tax assets totaled $17.8 million at December 31, 1995 as compared with $2.0 million at December 31, 1994. The principal components of the Bank's deferred tax assets are net operating loss carryforwards, and temporary differences attributable to loan loss reserves, the bulk sale transaction, and certain OREO activity. Elimination of the valuation allowance for future tax benefits in 1995 requires that earnings reported in future periods be tax effected at the the statutory rates. In 1994 and 1993, the Bank's income tax provision related primarily to income taxes payable to New York State.

Impact of Inflation and Changing Prices

     The financial statements and related data presented here have been prepared in accordance with generally accepted accounting principles which require the measurement of most elements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's earnings than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as do the prices of goods and services.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

Item 8. Financial Statements and Supplementary Data.

                 POUGHKEEPSIE SAVINGS BANK, FSB AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    December 31,
                                                             ------------------------
                                                               1996           1995
                                                             ---------      ---------
                                                               (Dollars in thousands)
                          A S S E T S
Cash and due from banks ................................     $   6,863      $   9,960
Securities available for sale (Notes 3 and 8):
  Mortgage-backed securities ...........................       113,575        161,961
  Other securities .....................................        22,215         23,639
Securities held to maturity (Note 3):
  Mortgage-backed securities, fair value $29,597 .......        29,957           --
                                                             ---------      ---------
    Total securities ...................................       165,747        185,600
                                                             ---------      ---------
Loans, net:
  Residential real estate mortgage loans ...............       393,513        319,029
  Commercial real estate and multi-family
    residential mortgage loans .........................       210,982        167,018
  Commercial loans .....................................         7,194          7,315
  Installment loans ....................................        31,194         28,702
                                                             ---------      ---------
                                                               642,883        522,064
  Allowance for loan losses (Note 4) ...................        (8,652)        (8,259)
  Commercial loans held for bulk sale (Note 4) .........          --           61,510
  Residential loans held for sale ......................           456            193
                                                             ---------      ---------
    Total loans, net ...................................       634,687        575,508
                                                             ---------      ---------
Federal Home Loan Bank stock ...........................         9,760          8,917
Accrued interest and dividends receivable ..............         5,278          5,899
Bank premises and equipment (Note 6) ...................         6,793          6,241
Real estate owned and investment in real estate (Note 5)        10,726         13,973
Net deferred tax assets (Note 9) .......................        16,812         17,788
Other assets ...........................................         2,024          1,562
                                                             ---------      ---------
    Total assets .......................................     $ 858,690      $ 825,448
                                                             =========      =========

          See accompanying notes to consolidated financial statements.

                 POUGHKEEPSIE SAVINGS BANK, FSB AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION--(Continued)

                                                                           December 31,
                                                                    ------------------------
                                                                      1996           1995
                                                                    ---------      ---------
                                                                     (Dollars in thousands)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts (Note 13):
  Savings accounts ............................................     $  93,371      $  93,764
  Time deposits ...............................................       314,059        301,879
  Money market deposits .......................................       126,233        102,866
  Demand deposits .............................................        41,583         35,532
                                                                    ---------      ---------
    Total deposits ............................................       575,246        534,041
                                                                    ---------      ---------

Advances from FHLB  (Note 7) ..................................        84,800        173,499
Securities Sold Under Repurchase Agreements (Note 8) ..........       113,894         33,486
Accrued interest payable ......................................         1,618          1,847
Mortgagors' escrow deposits ...................................         4,134          4,192
Other liabilities .............................................         7,330          7,459
                                                                    ---------      ---------
    Total liabilities .........................................       787,022        754,524
                                                                    ---------      ---------
Commitments and contingencies (Notes 8 and 12)

                              STOCKHOLDERS' EQUITY

Common stock ($0.01 par value; 40,000,000 shares authorized;
  12,696,825 and 12,635,825 shares issued and 12,591,825 and
  12,530,825 shares outstanding in 1996 and 1995, respectively)           127            126
Additional paid in capital ....................................        66,736         66,515
Retained earnings (Note 14) ...................................         6,827          6,647
Unrealized losses on securities ...............................           (85)          (427)
Treasury stock, at cost, 105,000 shares .......................        (1,937)        (1,937)
                                                                    ---------      ---------
    Total stockholders' equity (Notes 14 and 15) ..............        71,668         70,924
                                                                    ---------      ---------
    Total liabilities and stockholders' equity ................     $ 858,690      $ 825,448
                                                                    =========      =========

          See accompanying notes to consolidated financial statements.

                 POUGHKEEPSIE SAVINGS BANK, FSB AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       Year Ended December 31,
                                                                 -----------------------------------
                                                                   1996          1995          1994
                                                                 --------      --------      -------
                                                                         (Dollars in thousands,
                                                                         except per share data)
Interest and dividend income:
      Real estate mortgage loans ...........................     $ 48,519      $ 42,071      $33,726
      Other loans ..........................................        3,388         3,425        2,867
      Mortgage-backed securities ...........................        9,593        11,454       10,527
      Other securities .....................................        1,973         1,824        2,388
      Federal funds and money market investments ...........          147           185           28
                                                                 --------      --------      -------
         Total interest and dividend income ................       63,620        58,959       49,536
                                                                 --------      --------      -------
Interest expense:
      Deposits .............................................       25,834        24,321       17,454
      Borrowings ...........................................       12,023        11,154       10,166
                                                                 --------      --------      -------
         Total interest expense ............................       37,857        35,475       27,620
                                                                 --------      --------      -------
      Net interest income ..................................       25,763        23,484       21,916
Provision for loan losses ..................................          850         1,525          120
                                                                 --------      --------      -------
      Net interest income after provision for loan losses ..       24,913        21,959       21,796
                                                                 --------      --------      -------
Non-interest income:
      Net realized securities gains (losses) ...............           25           (60)         980
      Mortgage banking income ..............................          186            64          173
      Loss on bulk sale of commercial loans ................         (894)       (7,546)        --
      Other income, net ....................................        2,145         1,628        1,698
                                                                 --------      --------      -------
         Total other income ................................        1,462        (5,914)       2,851
                                                                 --------      --------      -------
Non-interest expense:
      Salaries and wages ...................................        8,284         7,074        6,316
      Employee benefits (Note 10) ..........................        2,467         2,127        2,086
      Legal ................................................          511           595          491
      Occupancy ............................................        1,447         1,139        1,324
      Furniture and equipment ..............................        1,001         1,006          966
      Deposit insurance ....................................        1,426         1,447        1,464
      SAIF - special assessment  (Note 19) .................        2,624          --           --
      Net cost of operating other real estate owned (Note 5)        1,143           249        1,221
      Third party loan servicing expenses ..................          549           645          740
      Other ................................................        4,524         3,987        3,372
                                                                 --------      --------      -------
         Total operating expenses ..........................       23,976        18,269       17,980
                                                                 --------      --------      -------
    Income (loss) before income taxes ......................        2,399        (2,224)       6,667
Income tax expense (benefit) (Note 9) ......................          963       (18,486)         150
                                                                 --------      --------      -------
      Net income ...........................................     $  1,436      $ 16,262      $ 6,517
                                                                 ========      ========      =======
Net income per common and common
  equivalent share (Note 2) ................................     $   0.11      $   1.27      $  0.51
                                                                 ========      ========      =======
Dividends per share ........................................     $   0.10      $   0.08         --
                                                                 ========      ========      =======

          See accompanying notes to consolidated financial statements.

                 POUGHKEEPSIE SAVINGS BANK, FSB AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                Retained                    Common
                                                  Additional    Earnings      Unrealized     Stock                 Total
                                          Common    Paid-in   (Accumulated)  Gains(Losses)  Held by  Treasury  Stockholders'
                                           Stock    Capital     Deficit)     on Securities   ESOP      Stock      Equity
                                         -------- ---------   ------------   -------------  -------  --------  -------------
                                                                         (Dollars in thousands)

Balance at December 31, 1993.........      $ 125   $ 66,666     $(15,132)      $   454      $ (576)   $(1,937)  $ 49,600
Net Income...............................                          6,517                                           6,517
Allocation of ESOP Shares................              (271)                                   385                   114
Stock options exercised..................               126                                                          126
Change in unrealized losses on
  available for sale securities, net.....                                       (5,879)                           (5,879)
                                           -----   --------     --------       -------      ------    -------   --------
Balance at December 31, 1994.............    125     66,521       (8,615)       (5,425)       (191)    (1,937)    50,478

Net Income...............................                         16,262                                          16,262
Cash dividends declared..................                         (1,000)                                         (1,000)
Allocation of ESOP Shares................              (120)                                   191                    71
Stock options exercised..................      1        114                                                          115
Change in unrealized losses on
  available for sale securities, net.....                                        4,998                             4,998
                                           -----   --------     --------       -------      ------    -------   --------
Balance at December 31, 1995.............    126     66,515        6,647          (427)         --     (1,937)    70,924

Net Income...............................                          1,436                                           1,436
Cash dividends declared..................                         (1,256)                                         (1,256)
Stock options exercised..................      1        221                                                          222
Change in unrealized losses on
  available for sale securities, net.....                                          342                               342
                                           -----   --------     --------       -------      ------    -------   --------
Balance at December 31, 1996.............  $ 127   $ 66,736     $  6,827       $   (85)         --    $(1,937)  $ 71,668
                                           =====   ========     ========       =======      ======    =======   ========

          See accompanying notes to consolidated financial statements.

                 POUGHKEEPSIE SAVINGS BANK, FSB AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                Year Ended December 31,
                                                                                        ---------------------------------------
                                                                                          1996           1995           1994
                                                                                        ---------      ---------      ---------
                                                                                                 (Dollars in thousands)
                                                                                               Increase (decrease) in cash
Cash flows from operating activities:
  Net income ......................................................................     $   1,436      $  16,262      $   6,517
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses .....................................................           850          1,525            120
    Writedowns on other real estate owned .........................................           372             94            776
    Depreciation ..................................................................           743            809            840
    Amortization of premiums and discounts on mortgage-backed
      securities, other securities and loans ......................................           239            436            812
    Net (gains) losses on sale of assets ..........................................           687          6,715         (1,106)
    Deferred tax expense (benefit) ................................................           963        (18,760)          --
    (Increase) decrease in interest and dividend receivable .......................           621         (1,083)          (307)
    (Increase) decrease in other assets ...........................................          (746)           480          1,171
    Increase (decrease) in interest payable .......................................          (229)         1,351           (960)
    Increase (decrease) in other liabilities ......................................          (129)           681         (1,834)
    (Increase) decrease in residential loans held for sale ........................          (263)            86          3,295
                                                                                        ---------      ---------      ---------
    Net cash provided by operating activities .....................................         4,544          8,596          9,324
                                                                                        ---------      ---------      ---------
Cash flows from investing activities:
  Purchases of mortgage-backed securities - available for sale ....................       (19,841)       (44,624)       (57,420)
  Purchases of other securities - available for sale ..............................       (36,459)       (15,132)        (9,749)
  Proceeds from sales of mortgage-backed securities - available for sale ..........         3,096         49,781         21,465
  Proceeds from sales of other securities - available for sale ....................        37,626          3,000          1,000
  Principal repayments on mortgage-backed securities - available for sale .........        31,278         27,629         34,565
  Principal repayments on mortgage-backed securities - held to maturity ...........         3,623           --             --
  Proceeds from maturities of other securities -  available for sale ..............           133          5,129         10,171
  FHLB Stock (purchases) redemptions ..............................................          (843)        (1,587)         6,281
  Residential whole loan purchases ................................................          --           (2,203)          --
  Loan originations, net of repayments ............................................      (112,267)      (117,478)       (41,863)
  Proceeds from sales of commercial loans held for bulk sale ......................        33,178           --             --
  Proceeds from sales of loans in portfolio .......................................        19,828          9,457         13,012
  Purchases of fixed assets .......................................................        (1,295)        (1,348)          (297)
  Proceeds from sale of other real estate owned ...................................         2,480          3,598          5,253
                                                                                        ---------      ---------      ---------
Net cash used in investing activities .............................................       (39,463)       (83,778)       (17,582)
                                                                                        ---------      ---------      ---------
Cash flows from financing activities:
  Net increase (decrease) in demand, money market, and savings accounts ...........        29,025        (19,644)        10,538
  Net increase in time deposits ...................................................        12,180         64,541         40,946
  Net increase in repurchase agreements ...........................................        80,408          1,451         27,016
  Repayment of long-term FHLB Advances ............................................          --          (10,000)      (100,000)
  Proceeds from long-term FHLB Advances ...........................................          --           25,000         10,000
  Net increase (decrease) in short-term FHLB borrowings ...........................       (88,699)        11,899         21,700
  Increase (decrease) in escrow deposits ..........................................           (58)           983            581
  Purchase of interest rate caps ..................................................          --             --             (470)
  Stock issued ....................................................................           222            186            126
  Dividends paid ..................................................................        (1,256)        (1,000)          --
                                                                                        ---------      ---------      ---------
Net cash provided by financing activities .........................................        31,822         73,416         10,437
                                                                                        ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ..............................        (3,097)        (1,766)         2,179
Cash and cash equivalents, beginning of year ......................................         9,960         11,726          9,547
                                                                                        ---------      ---------      ---------
Cash and cash equivalents, end of year ............................................     $   6,863      $   9,960      $  11,726
                                                                                        =========      =========      =========
Supplemental disclosures of cash flow information:
  Cash paid during year for:
    Interest credited on deposits .................................................     $  25,779      $  24,334      $  17,342
    Interest paid on borrowings ...................................................        12,309          9,887         11,238
    Income/franchise taxes paid ...................................................           240            129            169
  Net non-cash investing and financing activities:
    Decrease in net unrealized losses on available for sale
      securities, net of deferred tax effect ......................................           342            427          5,879
    Investment securities transferred from available-for-sale
      to held-to-maturity category ................................................        35,300           --             --
    Change in common stock held by ESOP ...........................................          --              191            385
    Loans transferred to other real estate ........................................         4,080          4,788          2,899
    Loans to facilitate asset sales ...............................................         4,000          1,080          7,600

          See accompanying notes to consolidated financial statements.

                 POUGHKEEPSIE SAVINGS BANK, FSB AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

     Poughkeepsie Savings Bank, FSB ("Bank") is a federally chartered stock savings bank serving the Mid-Hudson Valley region of New York through eleven branches in Dutchess, Orange and Rockland counties and eight residential loan origination offices. In recent years, the business of the Bank has consisted primarily of obtaining funds in the form of deposits from the general public and borrowings, and using such funds to make residential mortgage loans and commercial mortgage loans as well as commercial business loans, consumer loans, student loans and other investments. The Bank's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS"), its primary regulator, and the FDIC. The Bank also is a member of the Federal Home Loan Bank ("FHLB") system.

2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

     The consolidated financial statements include the Bank's wholly owned subsidiaries: PSB Associates, Inc., a life insurance agency; PSB Building Corp., a holding company for the Bank's headquarters building; and several other subsidiaries primarily engaged in holding real estate acquired through foreclosure or otherwise intended for disposition, including: PoSaBk, Inc., Plural Realty, Inc., and Markgard Realty, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain 1995 and 1994 amounts in the consolidated financial statements have been reclassified to conform with the 1996 presentation.

Use of Estimates

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and prevalent practices used within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and the revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the adequacy of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned ("OREO"), management obtains independent appraisals for significant properties.

     Management believes that the allowance for loan losses is adequate and the valuation of OREO is appropriate. While management uses available information to recognize possible loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and the valuation of OREO. Such agencies may require the Bank to recognize additions to the allowance or reduce the valuation of OREO based on their judgments of information available to them at the time of their examination.

Securities

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Bank classifies its securities at acquisition and each reporting date thereafter as either held-to-maturity, available-for-sale or trading. Securities classified as held-to-maturity are limited to debt securities for which the Bank has the positive intent and ability to hold to maturity. Trading securities are debt and equity securities that are bought for the purpose of selling them in the near term. All other securities are classified as available-for-sale.

     As required by SFAS No. 115, held-to-maturity securities are carried at amortized cost; available-for-sale securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported on a net-of-tax basis as a separate component of stockholders' equity. Fair values for these securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities. The Bank has no trading securities. Federal Home Loan Bank stock is a restricted security held in accordance with certain regulatory requirements and is carried at cost.

     Purchases and sales are recorded on the trade date and realized gains and losses on sales of securities are determined using the specific identification method. Premiums and discounts are amortized to interest income using the level yield method over the term of the securities, adjusted, in the case of mortgage-based securities, for actual prepayments.

Loans

     Loans generally are stated at their outstanding unpaid principal balance net of any deferred fees or costs. Interest income on loans is recognized as earned based on principal amounts outstanding. Non-refundable loan origination fees and costs directly associated with the loan origination process are deferred and recognized as a yield adjustment over the life of the related loan.

     Non-Accrual Loans: Generally, a loan (including a loan defined as impaired under SFAS No. 114) is classified as non-accrual when the loan becomes 90 days past due, or earlier if the probability of collection is deemed to be insufficient to warrant continued accrual, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. All previously accrued interest for loans placed on non-accrual is deducted from interest income and any cash receipts from these assets are generally credited directly to the outstanding principal balances. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility is no longer in doubt. Consumer loans that are more than 120 days delinquent are generally charged off against the allowance for loan losses.

     Allowance for Loan Losses: The allowance for loan losses is maintained at a level which management considers adequate based on its regular review of the Bank's loan portfolios taking into consideration the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and associated risks.

     SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting for Impairment of a Loan -- Income Recognition and Disclosures," was adopted by the Bank as of January 1, 1995. Adoption of SFAS No. 114, as amended, did not result in any adjustment to the allowance for loan losses. The Bank uses the loan-by-loan measurement method, however, one-to-four family residential loans and consumer installment loans are collectively evaluated for impairment and are not subject to SFAS No. 114 measurement criteria.

     Under SFAS No. 114, a loan is recognized as impaired when it is probable that principal and/or interest will not be collected in accordance with its contractual terms. A loan in not considered impaired if there is a insignificant delay in receipt of payment. The Bank measures impairment based on the fair value of the collateral for all collateral dependent loans. Impaired loans which are not collateral dependent are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; this evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change. If the fair value of an impaired loan is less than the related recorded amount, a valuation allowance is established or the write-down is charged against the allowance for loan losses if the impairment is considered to be permanent.

     Mortgage Banking Activities: The Bank originates certain one-to-four family residential mortgage loans in its local market area for sale to unrelated investors. Residential mortgage loans held for sale are carried at the lower of aggregate cost or market. Interest rate exposure with respect to mortgage production is hedged primarily through mortgage sale commitments. Gains (losses) on the sale of loans are recorded when the loans are sold to unrelated investors.

     Commercial Loans Held for Bulk Sale: Commercial loans held for bulk sale include commercial real estate mortgage loans, multi-family mortgage loans, and commercial business loans collateralized by accounts receivable and inventory. These assets are reported at the lower of cost or market, where market value was determined by signed letters of intent from third party investors. During 1996, the majority of these loans were either sold or paid off and the remaining loans returned to portfolio at their written down amounts.

Bank Premises and Equipment

     Bank premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation on banking premises, leasehold improvements, and furniture and equipment is computed by the straight-line method over the estimated useful lives of the related assets or, if shorter, the related lease terms, which range from 3 to 40 years.

Other Real Estate Owned ("OREO") and Investment in Real Estate

     Real estate acquired by foreclosure or deed in lieu of foreclosure is stated at the lower of the recorded investment or estimated fair value less costs of disposition. Upon classification as OREO, the excess of the recorded investment over the estimated fair value of the collateral, if any, is charged to the allowance for loan losses. Net income derived from these properties reduces the carrying value of the property. Net expenses incurred in maintaining properties, subsequent write-downs due to reductions in estimated fair values, and gains or losses upon disposition are included in operating expenses. Expenditures to complete or improve properties are capitalized only if reasonably expected to be recovered; otherwise they are expensed as incurred. In accordance with SFAS No. 114, loans previously classified as in-substance foreclosures ("ISF") and reported with OREO in prior years even though the Bank had not taken possession of the collateral, were reclassified to loans in 1995. This reclassification was not material to the Bank's financial condition or results of operations. Investment in real estate represents loans made to facilitate the sale of OREO which have not met all criteria for classification as performing loans.

Mortgage Servicing Rights

     The Bank adopted, effective January 1, 1996, SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 amended SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," and requires that a mortgage banking enterprise recognize, as separate assets, the rights to service mortgage loans for others, whether those rights are acquired through loan purchase or loan origination activities. Mortgage servicing rights (MSRs) on loans serviced for others are recognized based on their fair value (relative to the fair value of the loan without the servicing rights) at the time the loan is sold. Mortgage servicing rights are amortized as a reduction of loan servicing income over the estimated servicing period.

     In accordance with SFAS No. 122, MSRs are assessed for impairment based upon their estimated fair value. To evaluate impairment the Bank stratifies MSRs based principally on the loan type and interest rate. MSR impairment, if any, is recognized through a valuation allowance. The Bank's financial condition and results of operations were not materially effected by the adoption of SFAS No. 122.

Securities Sold Under Repurchase Agreements

     The Bank enters into sales of securities under agreements to repurchase the same or substantially the same securities. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statement of financial condition. The securities underlying the agreements are included in the asset accounts.

Interest on Deposits

     Interest on deposits is compounded annually, monthly or continuously using a daily percentage rate (except for certain money market deposits and time deposits over one hundred thousand dollars, which do not receive compound interest) and is credited to depositors' accounts monthly, quarterly, annually or at maturity.

Stock Options

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Bank has opted to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Bank's stock at the date of grant over the amount an employee must pay to acquire the stock. See Note 11 for a further discussion of the Bank's stock option plans.

Hedging Activities

     In accordance with policies approved by the Board of Directors, the Bank uses certain derivative financial instruments and forward contracts to assist in managing its interest rate risk exposure, but does not utilize such instruments for speculative purposes. The Bank uses three principle types of derivative financial instruments: interest rate caps and collars (which reduce the Bank's cash flow exposures to changing interest rates), interest rate swaps (which effectively convert a portion of the Bank's variable rate borrowings to a fixed rate), and forward contracts (which effectively reduce the Bank's exposure to interest rate changes on residential mortgage applications which have been rate locked by the borrower and, if funded, the Bank plans to sell into the secondary market). The fair value of forward contracts which hedge mortgage applications in the pipeline are deferred and recognized as adjustments to gain or loss on sale of the underlying loans. Interest rate swaps are accounted for on a settlement basis, with the net amounts paid or received under such contracts included in interest income or expense. Interest rate caps and collars are also accounted for on a settlement basis. See Notes 16 and 18 for more information regarding the Bank's derivative financial instruments.

Income Taxes

     Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable items) plus deferred taxes. Deferred taxes are provided when income or expense is recognized in different periods for tax purposes than for financial reporting purposes using an asset and liability approach for recognizing the tax effects of temporary differences. Significant temporary differences include additions to the allowance for loan losses and write-downs of OREO, which generally are not deductible for tax purposes until the loans are charged off or the properties are sold. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period the change is enacted.

     The Bank and its subsidiaries file a consolidated Federal income tax return.

Pending Accounting Pronouncements

     In June 1996, FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes consistent accounting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers of financial assets that are secured borrowings based upon the existence of control. SFAS No. 125 is required to be adopted by the Bank in 1997, except for certain provisions (related to accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions) which have been deferred until 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of these standard is not expected to have a material effect upon the Bank's consolidated financial statements.

Net income per common share

     The 1996, 1995 and 1994 net income per common share amount is based on net income divided by the weighted average number of common and common equivalent shares outstanding of 12,910,458 shares, 12,855,251 shares, and 12,746,235 shares, respectively.

     The weighted average number of common and common equivalent shares excludes the unallocated shares owned by the Employee Stock Ownership Plan (ESOP) and treasury stock, and includes the effect of stock options (when dilutive).

3. Securities

     A summary of the Bank's securities at December 31 follows:

                                          Gross          Gross
                                        Amortized      Unrealized      Unrealized         Fair
                                          Cost           Gains           Losses           Value
                                        --------         ------         --------         --------
                              1996                           (In thousands)
Available-for-Sale Securities:
Securities of U.S. Government
  agencies and corporations .......     $ 17,071         $    2         $     38         $ 17,035
Securities of financial
  institutions and corporations ...        5,157             23             --              5,180
Mortgage-backed securities ........      113,456            718              599          113,575
                                        --------         ------         --------         --------
                                        $135,684         $  743         $    637         $135,790
                                        ========         ======         ========         ========
Held-to-Maturity Securities:
Mortgage-backed securities ........     $ 29,957         $ --           $    360         $ 29,597
                                        ========         ======         ========         ========

                              1995
Available-for-Sale Securities:
Securities of U.S. Government
  agencies and corporations .......     $     98         $    6                          $    104
Securities of financial
  institutions and corporations ...       23,366            179         $     10           23,535
Mortgage-backed securities ........      162,847            426            1,312          161,961
                                        --------         ------         --------         --------
                                        $186,311         $  611         $  1,322         $185,600
                                        ========         ======         ========         ========
Held-to-Maturity Securities:
Mortgage-backed securities ........     $   --           $ --           $   --           $   --
                                        ========         ======         ========         ========

     In February 1996, the Bank reclassified $35.3 million of fixed rate mortgage-backed securities from the available-for-sale category to the held-to-maturity category. At the date of transfer, these securities had a net unrealized loss of $0.3 million which is being amortized over the remaining life of the underlying securities, 14 years. The net unrealized loss on securities classified as available for sale is reported, net of income taxes, as a separate component of stockholders' equity. Proceeds from sales of investment securities during 1996, 1995 and 1994 totaled approximately $40.7 million, $52.8 million, and $22.5 million, respectively, and resulted in gross gains of $0.1 million, $0.4 million, and $1.0 million, respectively, and gross losses of $0.1 million, $0.5 million and $0.1 million, respectively. In 1995 the Bank wrote off a $0.1 million investment in a correspondent bank which filed bankruptcy.

     The amortized cost and fair value of securities at December 31, 1996, by maturity date, are summarized below. Mortgage-backed securities are included in the table based upon remaining contractual term. Due to prepayment features, certain of these securities may repay prior to contractual maturity.

                                              Available-for-Sale         Held-to-Maturity
                                             ---------------------     -------------------
                                             Amortized     Fair       Amortized     Fair
                                               Cost        Value        Cost        Value
                                             --------     --------     -------     -------
                                                             (In thousands)
Due in one year or less ................     $  8,303     $  8,252        --          --
Due after one year through five years ..       19,460       19,405        --          --
Due after five years through ten years .          158          160        --          --
Due after ten years ....................      107,763      107,973     $29,957     $29,597
                                             --------     --------     -------     -------
Total ..................................     $135,684     $135,790     $29,957     $29,597
                                             ========     ========     =======     =======

     The composition of the Bank's mortgage-backed securities portfolio at December 31, 1996 is as follows:

                                         Available-for-Sale       Held-to-Maturity
                                        --------------------     -------------------
                                       Amortized     Fair       Amortized     Fair
                                         Cost        Value        Cost        Value
                                       --------     --------     -------     -------
                                                        (In thousands)
FHLMC participation certificates ....  $ 49,254     $ 49,438     $14,082     $13,793
GNMA certificates ...................    59,244       59,126        --          --
FNMA mortgage-backed securities .....     4,958        5,011       9,832       9,761
Private mortgage-backed securities ..      --                      6,043       6,043
                                       --------     --------     -------     -------
Total ...............................  $113,456     $113,575     $29,957     $29,597
                                       ========     ========     =======     =======

      At December 31, 1996, mortgage-backed securities totaling $134.8 million were pledged as collateral for FHLB borrowings, repurchase agreements, certain interest rate hedge agreements and for other purposes.

4. Allowance for Loan Losses

     The following is a summary of changes in the allowance for loan losses:

                                                                 Year Ended December 31,
                                                             ------------------------------
                                                              1996       1995        1994
                                                             ------     -------     -------
                                                                    (In thousands)
Balance, beginning of year .............................     $8,259     $18,195     $19,726
                                                             ------     -------     -------
Provision for loan losses ..............................        850       1,525         120
                                                             ------     -------     -------
Charge-offs:
      1-4 family residential real estate ...............        457         562       1,317
      Commercial real estate ...........................        208       1,395         667
      Commercial business ..............................          6        --           123
      Consumer .........................................         62         108          92
                                                             ------     -------     -------
      Total charge-offs ................................        733       2,065       2,199
                                                             ------     -------     -------
Recoveries:
      Commercial real estate ...........................        110         308          50
      Commercial business ..............................         93          43          42
      Consumer .........................................         73         254         456
                                                             ------     -------     -------
      Total recoveries .................................        276         605         548
                                                             ------     -------     -------
Net charge-offs ........................................        457       1,460       1,651
                                                             ------     -------     -------
Writedowns of loans transferred to Commercial Loans Held
  for Bulk Sale ........................................       --        10,001        --
                                                             ------     -------     -------
Balance, end of year ...................................     $8,652     $ 8,259     $18,195
                                                             ======     =======     =======

     The Bank currently originates loans primarily in the Mid-Hudson Valley region of New York and adjacent counties in New Jersey and Connecticut. The ability of borrowers to perform in accordance with the terms of their loan agreements is affected by, among other things, the real estate market conditions prevailing within the Bank's market area.

     During the fourth quarter of 1995, the Bank charged-off $10.1 million related to its efforts to sell, in bulk, certain non-performing, sub-performing, and performing commercial loans. In addition to this $10.1 million charge-off against the allowance for loan losses, a loss of $7.5 million was recorded to write these loans down to their then fair value of $61.5 million. During 1996, an additional $0.9 million write-down was recorded to recognize a decline in fair value on certain loans held for bulk sale which became non-performing in 1996. During 1996, the Bank closed on the sale of $33.1 million of these loans, was paid off on an additional $4.6 million, and the balance of $22.6 million was returned to portfolio.

     Loans delinquent 90 days or more as to interest (including non-accrual loans) amounted to $15.4 million and $5.4 million at December 31, 1996 and 1995, respectively. Loans which are 90 days or more past their contractual maturity, predominantly commercial real estate mortgages, were approximately $7.0 million and $2.0 million at December 31, 1996 and 1995, respectively. These loans have not "performed" in accordance with their principal repayment terms but continue to perform in accordance with their interest terms. Interest income is recognized on these loans. The loan portfolio also includes certain restructured loans that are performing in accordance with their modified terms. Restructured loans totaled $9.5 million and $0.1 million at December 31, 1996 and 1995, respectively.

     Interest income recorded in 1996, 1995 and 1994 would have increased by approximately $1.9 million, $2.6 million and $1.3 million had non-accrual loans and restructured loans performed in accordance with their original terms and conditions. Interest income recorded on these loans totaled approximately $1.4 million in 1996 and $3.0 million in 1995.

     At December 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $19.4 million. Generally, the fair value of impaired loans was determined using the fair value of the underlying collateral. Included in this amount is $0.9 million of impaired loans for which the related valuation allowance for loan losses is $0.3 million and $13.3 million of impaired loans that as a result of write-downs do not have an allowance for credit losses. During 1996 and 1995, the average recorded investment in impaired loans was approximately $9.4 million and $31.8 million, respectively, and the Bank recognized interest income on these impaired loans of approximately $1.4 million and $2.1 million. No interest income was recognized on the cash basis method of interest recognition. Included with "Commercial Loans Held for Bulk Sale" at December 31, 1995 were $34.4 million of loans previously considered impaired under SFAS No. 114 which were carried at the lower of cost or market value.

     At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $0.7 million. Generally, the fair value of impaired loans was determined using the fair value of the underlying collateral. Included in this amount was $0.3 million of impaired loans for which the related valuation allowance for loan losses is $0.1 million, and $0.2 million of impaired loans that as a result of write-downs do not have an allowance for credit losses.

5. Other Real Estate Owned and Investment in Real Estate

     The following is a summary of the activity in the other real estate owned and investment in real estate accounts:


                                       Performing       Non-Performing
                                       Investment   ---------------------
                                        in Real    Commercial   Residential
                                        Estate        OREO         OREO         Total
                                       -------      --------      -------      -------
                                                         (In thousands)
Balance at January 1, 1995 ..........  $ 1,136      $ 11,201      $ 1,435      $13,772
Real estate acquired in settlement
  of loans ..........................                  3,282        1,506        4,788
Capital improvements ................       56         1,035                     1,091
Dispositions ........................                 (2,333)      (1,265)      (3,598)
Transfer to performing loans ........                 (1,590)        (255)      (1,845)
Net excess cash flow ................                   (137)          (4)        (141)
Write-downs .........................                    (34)         (60)         (94)
                                       -------      --------      -------      -------
Balance at December 31, 1995 ........    1,192        11,424        1,357       13,973
Real estate acquired in settlement
  of loans ..........................                  3,000        1,080        4,080
Capital improvements ................                    907                       907
Dispositions ........................                 (1,180)      (1,300)      (2,480)
Transfer to performing loans ........   (1,192)       (4,044)                   (5,236)
Net excess cash flow ................                    (39)        (108)        (147)
Write-downs .........................                   (335)         (36)        (371)
                                       -------      --------      -------      -------
Balance at December 31, 1996 ........  $  --        $  9,733      $   993      $10,726
                                       =======      ========      =======      =======

     The investment in real estate represents advances on a loan to facilitate the sale of OREO. In 1996 this loan met all the criteria for classification as a performing loan and was transferred to the commercial real estate loan category.

6. Bank Premises and Equipment

     Below is a summary of the Bank's premises and equipment:

                                                             December 31,
                                                     --------------------------
                                                       1996              1995
                                                     --------          --------
                                                           (In thousands)

Banking offices ............................         $  7,600          $  7,445
Furniture and equipment ....................            7,517             6,869
Leasehold improvements .....................            2,521             2,059
                                                     --------          --------
                                                       17,638            16,373
Accumulated depreciation ...................          (10,845)          (10,132)
                                                     --------          --------
                                                     $  6,793          $  6,241
                                                     ========          ========

     As of December 31, 1996, the Bank was committed under contracts for the construction and installation of four in-store branches totaling approximately $1.4 million.

7. Advances from the Federal Home Loan Bank of New York

     The following table provides certain information regarding the Bank's term advances and short-term overnight borrowings which had fixed rates and adjustable rates of interest as of December 31, 1996 and 1995:

                                                                  1996                    1995
                                                          -------------------     --------------------
                                                                      Average                  Average
                                                          Amount       Rate       Amount        Rate
                                                          -------    --------     --------    --------
                                                                      (Dollars in thousands)
Long-term advances......................................  $35,000      5.64%      $ 35,000      5.74%
Short-term advances and overnight
     borrowings under the FHLB line of credit...........   49,800      5.45        138,499      5.62
                                                          -------                 --------
                                                          $84,800                 $173,499
                                                          =======                 ========

     The long-term advances outstanding as of December 31, 1996 are scheduled to mature in 1998 with interest rates of 5.5% to 5.7%.

     In connection with term advances, the Bank has granted to the FHLB, as collateral, a security interest in specific assets including mortgage loans with an aggregate value of 110% of the outstanding advance. As of December 31, 1996, the Bank had sufficient available collateral to borrow an additional $247 million in the form of FHLB advances or reverse repurchase agreements.

     In addition, at December 31, 1996, the Bank had available an unused line of credit of $34.9 million, from a total line of $84.7 million granted by the FHLB, which is subject to various terms and conditions, including collateralization.

8. Securities Sold Under Repurchase Agreements

     Securities sold under repurchase agreements are as follows:

                                                     December 31,
                                                ----------------------
                                               1996               1995
                                               -----              -----
                                                    (In thousands)

Repurchase agreements.......................  $109,005            $28,548
Unit investment trust.......................     4,889              4,938
                                              --------            -------
                                              $113,894            $33,486
                                              ========            =======

     The securities underlying the agreements to repurchase were delivered to the various counterparties, who may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations and have agreed to resell to the Bank the same (or substantially the same) securities upon maturity of the agreements. The amount of risk under these borrowings with any one counterparty, defined as the excess of carrying value of the asset sold under agreements to repurchase, including accrued interest, over the amount borrowed, adjusted for accrued interest was approximately $0.7 million at December 31, 1996. The weighted average rate for the borrowings under repurchase agreements was 5.46% and 5.82% at December 31, 1996 and 1995, respectively.

     The repurchase agreements outstanding at December 31, 1996 matured during January 1997. The maximum amounts outstanding at any month-end during 1996, 1995 and 1994 were $112.4 million, $142.4 million and $28.9 million, respectively.

     In 1984, the Bank sold tax-exempt municipal investment securities subject to a 14 day put option, under certain circumstances, to a unit investment trust. The transaction was accounted for as a borrowing due to the recourse nature of the put option and the municipal securities are included in the securities portfolio. The underlying collateral to the municipal security is a first mortgage secured by a commercial property which may prepay without penalty. Such prepayment would cause the dissolution of the put option as well as the elimination of the Bank's investment and borrowing. Such prepayment could result in a loss to the Bank. The loss, had such prepayment occurred at December 31, 1996, would have been approximately $0.2 million. The weighted average interest rate on borrowings under the unit investment trust was 8.0% at both December 31, 1996 and 1995.

     The following were pledged as additional collateral for the unit investment trust as of December 31 for the periods indicated:

                                                        1996                    1995
                                               --------------------      -------------------
                                               Amortized      Fair       Amortized     Fair
                                                 Cost         Value        Cost        Value
                                               ---------      -----      ---------     -----
                                                                (In thousands)
FHLMC participation certificates.............  $   697      $  690        $1,017      $1,001
Private mortgage-backed securities...........      234         152           530         435
GNMA certificates............................    6,548       6,451         6,682       6,586
                                                ------      ------        ------      ------
                                                $7,479      $7,293        $8,229      $8,022
                                                ======      ======        ======      ======

9. Income Taxes

     A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:

                                                                      Year Ended December 31,
                                                                   -----------------------------
                                                                   1996        1995         1994
                                                                   ----        ----         ----
                                                                          (In thousands)
Income tax expense (benefit) at federal statutory rate (34%) ..    $ 816     $   (756)    $ 2,267
State income tax ..............................................      177          181         150
Tax-exempt interest income ....................................       21           21        (182)
Bad debt deduction ............................................     --          1,768         895
Decrease in valuation allowance ...............................     --        (19,808)     (2,817)
Other .........................................................      (51)         108        (163)
                                                                   -----     --------     -------
Income tax expense (benefit) ..................................    $ 963     $(18,486)    $   150
                                                                   =====     ========     =======

     The components of the provision for income taxes are as follows:

                                                    Year Ended December 31,
                                                -------------------------------
                                                1996          1995         1994
                                                ----          -----        ----
                                                         (In thousands)
Federal:
      Deferred..............................     $696      $(16,849)          --
State:
      Current...............................       80           274        $ 150
      Deferred..............................      187        (1,911)          --
                                                 ----      --------        -----
Income tax expense (benefit)................     $963      $(18,486)       $ 150
                                                 ====      ========        =====

     In accordance with SFAS No. 109, deferred income tax assets and liabilities reflect the impact of temporary differences between values recorded as assets and liabilities for financial reporting purposes and values utilized for remeasurement in accordance with tax laws. The tax effects of temporary differences giving rise to the Bank's deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                            1996         1995
                                                          --------     --------
                                                               (In thousands)

Net operating loss (NOL) carryforward ................... $  8,495     $  6,020
Allowance for loan losses and OREO ......................    3,230        7,847
Bulk sale transaction ...................................     --          3,017
Loans with different tax and book basis .................    3,763         --
Deferred loan fees ......................................      384          299
AMT credit ..............................................      694          694
Net unrealized losses on available for sale securities ..      (42)         285
Other, net ..............................................      288         (374)
                                                          --------     --------
                                                            16,812       17,788
Valuation allowance .....................................     --           --
                                                          --------     --------
Net deferred tax asset .................................. $ 16,812     $ 17,788
                                                          ========     ========

     Under SFAS No. 109, deferred tax assets must be reduced by a valuation allowance to an amount that is "more likely than not" to be realized. Based on recent historical and anticipated future pre-tax earnings, management believes that it is more likely than not that the Bank will realize its net deferred tax assets. Accordingly, the Bank eliminated the valuation allowance in December 1995. At December 31, 1996, the Bank had a net operating loss carryforward and alternative minimum tax credit carryforward of $24.9 million and $0.7 million, respectively. The net operating loss carryforward begins to expire in 2005.

     Until December 31, 1995, savings banks that met certain definitions, tests and other conditions prescribed by the Internal Revenue Code were allowed a bad debt deduction, subject to certain limitations. This deduction was computed either as a percentage of taxable income before such deductions or based on actual loss experience. SFAS No. 109 provides that the cumulative tax bad debt reserves as of December 31, 1987 (the "base year reserves") are temporary differences which do not require the establishment of a deferred tax liability. The tax "base year reserves" for the Bank is approximately $5.7 million. This "base year reserve" could be recognized as taxable income and create a current tax liability at the income tax rates then in effect if one of the following occur: 1) the Bank's retained earnings represented by the reserve is used for purposes other than to absorb losses from bad debts; or 2) the Bank fails to qualify as a Savings Bank as defined by the Internal Revenue Code. Neither of these events occurred as of December 31, 1996. Furthermore, no additions to the "base year reserves" were made in years 1988 through 1995 for financial statement purposes. However, in September 1996 when the Bank filed its 1995 tax return, the deduction taken for bad debts increased the Bank's tax bad debt reserves to an amount which exceeded the "base year reserves" by approximately $1.5 million.

     On August 20, 1996, legislation was signed into law which repealed the percentage of taxable income method of tax bad debt deduction available for thrift institutions. This repeal is effective for the Bank's taxable year beginning January 1, 1996. In addition, the legislation requires that tax bad debt reserves in excess of "base year reserves" be recaptured into taxable income over a 6 to 8 year period dependent on whether certain residential loan origination levels are maintained. As previously mentioned, after the filing of its 1995 tax return, the Bank's tax bad debt reserves exceed its base year reserves by approximately $1.5 million. However, the change in tax law had no effect on the Bank's income tax expense recorded in 1996. The additional deferred tax liability related to excess reserves were offset by an increase in deferred tax assets related to additional NOL carryforwards created as a result of the bad debt deductions taken on the 1995 tax return. The effect of this change in tax law on the Bank is that some available net operating loss carryforwards will be utilized earlier than anticipated to offset the required recapture of these excess bad debt reserves into taxable income in future years.

     While New York State tax law is generally based on federal law, on July 30, 1996, New York State enacted legislation, effective January 1, 1996, which generally retains the percentage of taxable income method for calculating the tax bad debt deduction and does not require the Bank to recapture into income its excess tax bad debt reserves over its base year reserves for New York State tax purposes.

10. Employee Benefit Plans

Pension Plans

     The Bank has a non-contributory defined benefit pension plan (the "Plan") with the Retirement Systems Group, Inc., (formerly The Savings Bank Retirement System), covering employees meeting certain eligibility requirements. The Bank's policy is to fund pension costs to the extent they can be deducted for federal income tax purposes.

     The following table sets forth the funded status of the Bank's pension plan covering employees as of the plan's year ended September 30:

                                                                1996       1995
                                                               ------     ------
                                                                (In thousands)

Accumulated benefit obligation:
  Vested benefits ........................................     $  773     $  784
  Nonvested benefits .....................................         27         34
                                                               ------     ------
Accumulated benefit obligation ...........................        800        818
Effect of projected future compensation levels ...........       --         --
                                                               ------     ------
Projected benefit obligation .............................        800        818
Plan assets at fair value ................................      1,307      1,238
                                                               ------     ------
Plan assets in excess of projected benefit obligation ....        507        420
Unrecognized loss ........................................        221        290
Unrecognized past service liability ......................          1          1
                                                               ------     ------
Prepaid pension asset ....................................     $  729     $  711
                                                               ======     ======

                                                           1996        1995        1994
                                                           -----       -----       -----
Components of pension expense are:
      Interest cost ....................................   $  63       $  61       $  62
      Return on assets .................................    (141)       (185)         45
      Amortization of deferred investment gain (loss) ..      42          95        (146)
      Amortization of unrecognized investment loss .....      18          18          14
                                                           -----       -----       -----
Pension credit .........................................   $ (18)      $ (11)      $ (25)
                                                           =====       =====       =====

     Due to the financial condition of the Bank in 1991, the Plan was amended, effective October 1, 1991, to provide that there would be no new enrollments in the Plan and that there would be no further benefit accruals under the Plan. This benefit "suspension" was initially intended to be temporary. However, it is now expected to remain in effect indefinitely. Deferred investment losses in the above table have been fully reserved.

     The discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% for 1996 and 8.25% for 1995, and the expected long-term rate of return on plan assets was 8.0% for both plan years. Plan assets consist primarily of equity and debt securities.

     In 1996 the Bank reactivated the Non-Employee Directors' Retirement Plan which covers non-employee directors. The Plan is a defined benefit, non-qualified and unfunded Plan. The following table sets forth information on this Plan as of December 31, 1996. Although this Plan was not directly funded, during 1996 the Bank contributed $0.5 million into a Grantor Trust which was established to meet the benefit obligations of this Plan as they become due.

                                                                  (in thousands)

Accumulated benefit obligation:
Vested benefits ..................................................    $ 564
Nonvested benefits ...............................................     --
                                                                      -----
Accumulated benefit obligation ...................................      564
Effect of projected future compensation levels ...................     --
                                                                      -----
Projected benefit obligation .....................................      564
Plan assets at fair value ........................................     --
                                                                      -----
Projected benefit obligation in excess of Plan assets ............     (564)
Unrecognized loss ................................................       46
Unrecognized past service liability ..............................      491
                                                                      -----
Accrued pension expense ..........................................    $ (27)
                                                                      =====
Components of pension expense are:
Service cost .....................................................    $  24
Interest cost ....................................................       44
Amortization of unrecognized past service liability ..............       47
                                                                      -----
Pension expense ..................................................    $ 115
                                                                      =====

     The discount rate used in determining the actuarial present value of the projected benefit obligations was 7.75% for 1996. The amortization period for the unrecognized past service liability is 10 years.

Postretirement Medical and Life Insurance Benefits

     The Bank provides medical and life insurance benefits to all currently eligible pension recipients. However, during 1992 the Bank amended its post-retirement medical benefit plan to eliminate substantially all current employees from becoming eligible for these benefits. Through 1992, expenses related to these benefits were recorded in the Bank's financial statements as incurred along with active employee benefit expenses. In December 1991, the FASB issued SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions". This statement requires the recognition of post-retirement benefits on an accrual basis over the employee's service period. Post-retirement benefit costs are assigned to the employee's years of service prior to eligibility for the benefits, based on the amount expected to be paid after retirement. The unfunded obligation can be recognized immediately or amortized over specified future periods. SFAS No. 106 was implemented in 1993 and the Bank chose to recognize the transition obligation over future periods. Expenses for these post retirement benefits are substantially lower than they may have been had all current employees been expected to become eligible for these benefits.

     The following tables set forth the status of the Bank's post-retirement benefit plan:

                                                                December 31,
                                                          ---------------------
             Financial Position                            1996          1995
             ------------------                           -------       -------
                                                          (Dollars in thousands)
Accumulated post-retirement benefit
  obligation ("APBO") ..............................      $(1,231)      $(1,210)
Unrecognized net gain ..............................         (441)         (507)
Unrecognized net transition obligation .............        1,330         1,413
                                                          -------       -------
Accrued post-retirement benefit cost ...............      $  (342)      $  (304)
                                                          =======       =======

            Net Periodic Post-Retirement Expense              1996       1995       1994
            ------------------------------------              -----      -----      -----
Service cost ................................................ $   6      $  10      $  15
Interest cost ...............................................    85         94        107
Amortization of unrecognized net transition obligation ......    83         83         83
Amortization of unrecognized net gain .......................   (71)       (70)        (4)
                                                              -----      -----      -----
Net periodic post-retirement expense charged to operations .. $ 103      $ 117      $ 201
                                                              =====      =====      =====

           Assumptions                               1996       1995       1994
           -----------                               -----      -----      -----
Discount rate .....................................  7.50%      7.25%      8.00%

                                                                                           Service Plus
                                                                    Service     Interest    Interest
        Effect of a 1% Increase in Health Trend Rates     APBO       Cost        Cost          Cost
        ---------------------------------------------    -------    -------      -------    -----------
                                                                       (In thousands)
Current basis........................................    $1,231        $6        $85        $91
1% trend increase....................................     1,303         7         90         97
                                                         ------        --        ---        ---
Effect of 1% change due to increase..................    $   72        $1        $ 5        $ 6
                                                         ======        ==        ===        ===

Other Benefit Plans

     The Bank has a defined contribution 401(k) plan, covering substantially all full time employees meeting certain eligibility requirements. The Bank's 401(k) contributions in 1996, 1995 and 1994 were $339,000, $304,000, and $124,000, respectively.

     In 1987, the Bank established a non-contributing leveraged Employee Stock Ownership Plan (ESOP), which acquired shares of the Bank's stock for the benefit of all eligible employees. The ESOP borrowed funds from an unrelated financial institution and acquired 318,200 shares in 1987 and 37,673 shares in 1988 of the Bank's stock in the open market at an average price of $14.05 per share. No borrowings remained as of December 31, 1996 or 1995.

     During 1995 and 1994, ESOP expense charged to operating expense was $0.2 million, and $0.1 million, respectively, and consisted primarily of 13,625 shares and 27,340 shares, respectively, allocated to employees at their fair market value plus interest costs funded by the Bank. The difference between the average cost and the market value of the allocated shares is charged to additional paid-in capital. The ESOP had no shares available for allocation during 1996, and consequently, no ESOP expense was recorded in 1996. Unallocated shares acquired by the ESOP were recorded at the average cost per share and shown under stockholders' equity in the consolidated statements of financial condition as common stock held by the ESOP.

     The Bank has employment contracts with certain executive officers which provide these individuals with post-termination benefits under certain specified conditions, including a change in control of the Bank.

11. Stock Option Plans

1985 Stock Option Plan

     The Bank received shareholder approval in 1985 for a stock option plan for directors, officers and employees of the Bank and its subsidiaries under which options granted may be either qualifying incentive stock options or nonqualified options. A total of 391,867 shares were authorized under this plan. The options are exercisable at the market price at the date of grant and vest over periods ranging up to four years. The options may permit the holder to purchase any combination of market value or book value shares or to exercise stock appreciation rights. Book value options are exercisable at the book value per share of common stock at the end of the most recent fiscal quarter prior to the date of grant and require the Bank to repurchase shares issued upon exercise of the options at the book value per share of common stock at the end of the most recent fiscal quarter prior to the repurchase. All options currently outstanding to non-directors do not contain book value share exercise features or stock appreciation rights.

     A summary of the transactions of the 1985 Stock Option Plan follows:

                                                                Weighted Average
                                                                 Exercise Price
                                                    Shares          Per Share
                                                    ------      ----------------

Outstanding, January 1, 1994 ................       215,014          $ 3.85
    Granted .................................        60,000            4.75
    Exercised ...............................       (40,750)           1.72
    Canceled ................................        (5,020)          13.50
                                                    -------
Outstanding, December 31, 1994 ..............       229,244            4.25
    Granted .................................          --              --
    Exercised ...............................       (13,950)           2.24
    Canceled ................................       (45,000)           9.61
                                                    -------
Outstanding, December 31, 1995 ..............       170,294            3.00
Exercised ...................................          (500)           1.50
                                                    -------
Outstanding, December 31, 1996 ..............       169,794            3.01
                                                    =======

     At December 31, 1996, options to purchase 65,212 shares under this plan were available for future grant and 169,794 options are exercisable with a weighted average exercise price of $3.01.

1993 Stock Incentive Plan

     The Bank received shareholder approval for a 1993 Stock Incentive Plan ("1993 Plan") which provides for the granting of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code, non-incentive or compensatory stock options and stock appreciation rights. The 1993 Plan is administered and interpreted by a committee of not less than two members of the Board of Directors, none of whom is an officer or employee of the Bank and each of whom is a "disinterested person" within the meaning of the applicable regulations under the federal securities law. The committee determines who will be granted options, whether such options will be incentive or compensatory options, the number of shares subject to each option and the exercise price of each compensatory option when such options become exercisable. The per share exercise price of an incentive stock option at least equals the fair market value of a share of Common Stock on the date the option is granted. Each stock option or portion thereof is exercisable at any time on or after it vests. A total of 595,315 shares were authorized under this plan in 1993, and in 1996, stockholders approved an amendment to this plan which increased the number of shares authorized by 525,288 shares for a total authorization of 1,120,603 shares.

     A summary of the transactions of the 1993 Stock Incentive Plan follows:

                                                                Weighted Average
                                                                 Exercise Price
                                                    Shares          Per Share
                                                    ------      ----------------

Outstanding, January 1, 1994 .................      439,000         $   2.50
    Granted ..................................      145,000             4.72
    Exercised ................................      (15,500)            2.50
    Canceled .................................      (12,250)            1.50
                                                    -------
Outstanding, December 31, 1994 ...............      556,250             3.10
    Granted ..................................       20,000             5.38
    Exercised ................................      (36,150)            2.50
    Canceled .................................       (1,500)            2.50
                                                    -------
Outstanding, December 31, 1995 ...............      538,600             3.22
    Granted ..................................      438,000             5.12
    Exercised ................................      (60,500)            3.98
                                                    -------
Outstanding, December 31, 1996 ...............      916,100             4.08
                                                    =======

     At December 31, 1996, options to purchase 92,353 shares under this plan were available for future grant and 363,100 options are exercisable with a weighted exercise price of $3.10. The weighted average fair value of options granted during 1996 and 1995 was $5.12 and $5.38, respectively.

1993 Directors' Stock Option Plan

     The Bank also received shareholder approval for a 1993 Directors' Stock Option Plan (the "Directors' Plan"), which provides for the grant of non-qualified stock options to non-employee directors of the Bank. The Directors' Plan is administered and interpreted by the entire Board of Directors of the Bank. A total of 255,135 shares were authorized under this plan.

     Each non-employee director of the Bank in June 1993, upon the completion date of the Bank's Offering, received compensatory options to purchase 25,000 shares of common stock, 7,000 of which vest and are exercisable twelve months after the date of grant, and 18,000 of which vest and are exercisable thereafter at the rate of 4,500 shares at the end of each succeeding twelve-month period. All of these initial grants were at $2.50 per share, the subscription price for a share of common stock in the Offering.

     Any person who becomes a member of the Board of Directors of the Bank subsequent to the Offering and who is not an employee of the Bank will receive an option to purchase 25,000 shares of stock (or such lesser number as may then be available for grant under the Directors' Plan), 7,000 of which vest and are exercisable twelve months after the date of grant, and 18,000 of which vest and are exercisable thereafter at the rate of 4,500 shares at the end of each succeeding twelve-month period. The exercise price of such shares will be the fair market value at the date of grant.

     A summary of the 1993 Directors' Stock Option Plan transactions follows:

                                                                Weighted Average
                                                                 Exercise Price
                                                    Shares          Per Share
                                                    ------      ----------------

Outstanding, January 1, 1994 .................     150,000           $2.50
   Granted ...................................      50,000            4.00
   Exercised .................................      (7,000)           2.50
                                                   -------
Outstanding, December 31, 1994 ...............     193,000            2.89
   No activity in 1995 or 1996 ...............        --              --
                                                   -------
Outstanding, December 31, 1996 ...............     193,000            2.89
                                                   =======

     At December 31, 1996, options to purchase 55,135 shares under this plan were available for future grant and 121,000 options are exercisable with a weighted average exercise price of $2.79.

General

     At December 31, 1996, the Bank has three stock option plans as described above. The Bank applies APB Opinion 25 and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Bank's stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with the fair value method of SFAS No. 123, "Accounting for Stock Based Compensation", the Bank's net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):

                                                         1996            1995
                                                         ----            ----
Net income                 As reported                  $1,436         $16,262
                           Pro forma                     1,375          16,258

Net income per share       As reported                   $0.11           $1.27
                           Pro forma                      0.11            1.27

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants awarded in 1996 and 1995, respectively: dividend yield of 2.0% and 1.5%; expected volatility of 31% and 36%; risk-free interest rate of 5.5% in both years; and expected lives of 4.5 years and 4.0 years.

     The following table summarizes information, covering all of the Bank's stock option plans, about stock options outstanding at December 31, 1996:

                                           Options Outstanding                      Options Exercisable
                            -------------------------------------------------   -----------------------------
      Range of                Number           Remaining     Weighted Average      Number    Weighted Average
  Exercise Prices          Outstanding     Contractual Life   Exercise Price     Exercisable  Exercise Price
  ---------------          -----------     ----------------  ----------------   ------------- ---------------
$1.00 to 3.00                  609,174        6.3 years           $ 2.34           459,174        $ 2.29
 3.01 to 6.00                  658,000        9.1                   4.95           183,000          4.67
 6.01 and greater               11,720        1.8                  10.49            11,720         10.49
                             ---------                                             -------
                             1,278,894        7.7                   3.76           653,894         3.10
                             =========                                             =======

12. Commitments and Contingencies

     The Bank leases various branch and loan origination offices and certain equipment under noncancelable agreements. These leases have expiration dates through 2021. Certain of the lease agreements contain escalation clauses which have been aggregated into the annual rent expense and minimum annual rentals. At December 31, 1996, aggregate minimum annual rentals were as follows:

    Year Ending
    December 31,
    ------------                                                  (In thousands)
        1997.......................................................  $1,075
        1998.......................................................     728
        1999.......................................................     666
        2000.......................................................     576
        2001.......................................................     416
        Thereafter.................................................   3,259
                                                                     ------
                                                                     $6,720
                                                                     ======

     Rental expense aggregated $0.7 million, $0.5 million, and $0.4 million in 1996, 1995 and 1994, respectively. Rent expense relates primarily to the cost of leasing retail branch locations and loan production offices.

     In the course of its business, the Bank is involved in various legal proceedings. No predictions can be made presently as to the outcome or nature of any relief that may be ultimately granted with respect to any of these proceedings. In the opinion of management, pending or threatened legal proceedings are not expected to result in a material adverse effect on the Bank's consolidated financial statements.

     During 1989 the Bank securitized approximately $100 million of seasoned one-year adjustable rate mortgages, originated primarily in the Mid-Hudson Valley, with the Federal Home Loan Mortgage Corporation (FHLMC). An agreement was entered into requiring the Bank to repay FHLMC for any foreclosure losses incurred on that portfolio through 1999. During 1996, payments of $37,000 were made on this agreement. Since 1989, payments on this agreement have aggregated $605,000. The outstanding balance on these mortgage-backed securities was approximately $27.8 million at December 31, 1996 and $32.7 million at December 31, 1995.

     Loans sold with recourse are identified when a loan is sold and the buyer retains the right to enforce a repurchase by the seller under certain conditions. The Bank does not sell loans with recourse as part of normal operations. However, it did so to facilitate the sale of its Farmers Federal division in 1988. Repurchases under this agreement have not been material.

13. Deposit Accounts

Below is a summary of the Bank's deposit accounts at December 31 for the periods indicated:

                                                1996                 1995
                                         -----------------     ----------------
                                          Amount     Rate       Amount    Rate
                                         --------   ------     --------  ------
                                                  (Dollars in thousands)
Checking accounts.....................   $ 25,787     --      $  15,987    --
NOW accounts..........................     15,796    2.16%       19,545   2.16%
Passbook accounts.....................     93,061    3.27        93,470   3.28
Money market deposit accounts.........    126,233    4.56       102,866   4.37
Club accounts.........................        310    3.00           294   3.00
Certificate accounts..................    314,059    5.56       301,879   5.91
                                         --------              --------
                                         $575,246    4.63%     $534,041   4.84%
                                         ========              ========

     The following is a summary of certificate accounts by remaining term to contractual maturity at December 31:

                                         1996                       1995
                                 -------------------        -------------------
                                  Amount        Rate         Amount        Rate
                                 --------       ----        --------       ----
                                                (Dollars in thousands)

3 months or less .........       $ 69,976       5.27%       $ 69,063       5.91%
3 to 6 months ............         78,253       5.35          59,516       5.82
6 to 12 months ...........         69,416       5.32          64,270       5.61
1 to 2 years .............         19,813       5.67          63,676       5.86
2 to 3 years .............         53,390       5.98          11,398       5.94
3 to 4 years .............         16,989       6.87          16,613       6.38
More than 4 years ........          6,222       6.67          17,343       7.07
                                 --------                   --------
Total certificates .......       $314,059       5.56%       $301,879       5.91%
                                 ========                   ========

Interest expense on deposits, summarized by major categories, were as follows:

                                                    Year Ended December 31,
                                               ---------------------------------
                                                1996         1995         1994
                                               -------      -------      -------
                                                        (In thousands)

Savings accounts ........................      $ 3,036      $ 3,288      $ 4,937
Time deposits ...........................       17,195       15,949        9,637
      Money market deposits .............        4,988        4,543        2,284
      Demand deposits ...................          564          501          571
      Mortgagors' escrow deposits .......           51           40           25
                                               -------      -------      -------
                                               $25,834      $24,321      $17,454
                                               =======      =======      =======

     At December 31, 1996 and 1995 there were n1o brokered deposits. Deposits in excess of $100,000 at December 31, 1996 and 1995 were $69.0 million and $56.1 million, respectively.

14. Stockholders' Equity

     Upon the Bank's conversion from mutual to stock form in 1985, a liquidation account was established within stockholders' equity for the benefit of all eligible account holders in an amount equal to $38.0 million, representing total retained earnings at June 30, 1985. In the event of complete liquidation of the Bank, such account holders would be entitled to their interest in the liquidation account prior to any payments to shareholders. In addition, no dividend declaration or payment would be permitted which would reduce stockholders' equity below the aggregate amount required in the liquidation account. The aggregate liquidation account is determined at the end of each fiscal year and is reduced proportionately as eligible account holders reduce their balances. In no event may the liquidation account be increased. The liquidation account amounted to $7.3 million and $8.0 million at December 31, 1996 and 1995, respectively.

     On May 1, 1988, the Bank's Board of Directors adopted a shareholder rights plan which expires on May 1, 1998. The plan provides for a dividend of one share purchase right for each of the Bank's common shares held of record as of the close of business on May 18, 1988. Initially, the rights are not exercisable; right certificates are not distributed, and the rights automatically trade with the Bank's common shares. However, 20 days following the acquisition of 20% or more of the Bank's common shares or 20 days following the commencement of a tender offer for 30% or more of the Bank's common shares, the rights will become exercisable and separate right certificates will be distributed. The rights will entitle the holders of the Bank's common shares to purchase additional shares at an exercise price of $75 per share. In addition, in the event of certain triggering events described in the rights plan, holders of the rights (other than the acquiring person) will be entitled to acquire the Bank's common shares having a market value of twice the then-current exercise price of the rights. In addition, in the event the Bank enters into certain business combination transactions, holders of the rights will be provided a right to acquire equity securities of the acquiring entity having a market value of twice the then-current exercise price of the rights. The Bank will be entitled to redeem the rights upon the occurrence of certain events.

15. Regulatory Matters

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators, that if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tangible and Core capital (as defined) to adjusted total assets (as defined), and of Core and Total capital (as defined in the regulations) to risk-weighted assets (as defined). Core capital to adjusted total assets is also known as the "Leverage" ratio. Management believes, as of December 31, 1996, that the Bank exceeds all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent information from the Bank's primary regulator, the Office of Thrift Supervision ("the OTS"), categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum core, tangible, and risk-based capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                     OTS Requirements     To Be Well Capitalized
                                                                        for Capital       Under Prompt Corrective
                                                  Actual             Adequacy Purposes       Action Provisions
                                            ------------------      ------------------     --------------------
                                             Amount     Ratio       Amount        Ratio       Amount      Ratio
                                             ------    ------       -------      ------      --------    ------
                                                                   (Dollars in thousands)
As of December 31, 1996:
Tangible Capital/Adjusted Total Assets..    $56,457     6.69%     => $12,652    => 1.5%           --         --
Core Capital/Adjusted Total Assets......    $56,457     6.69%     => $25,304    => 3.0%    => $42,175   =>  5.0%
Core Capital/Risk Weighted Assets.......    $56,457    10.22%            --         --     => $33,150   =>  6.0%
Total Capital/Risk Weighted Assets......    $63,354    11.47%     => $44,199    => 8.0%    => $55,250   => 10.0%

As of December 31, 1995:
Tangible Capital/Adjusted Total Assets..    $55,091     6.80%     => $12,144    => 1.5%           --         --
Core Capital/Adjusted Total Assets......    $55,091     6.80%     => $24,288    => 3.0%    => $40,481   =>  5.0%
Core Capital/Risk Weighted Assets.......    $55,091    10.58%           --          --     => $31,251   =>  6.0%
Total Capital/Risk Weighted Assets......    $61,623    11.83%     => $41,668    => 8.0%    => $52,085   => 10.0%

     For the Bank, both Tangible and Core capital are calculated as total stockholders' equity adjusted by the net unrealized gain or loss on available-for-sale securities, and reduced by the estimated amount of deferred tax assets which are not realizable within one year. Total capital is calculated as Core capital plus an amount for the general allowance for loan losses, subject to certain limits. Adjusted total assets for Bank were $843.5 million and $809.6 million as of December 31, 1996 and 1995, respectively. Risk-weighted assets for the Bank were $552.5 million and $520.8 million as of December 31, 1996 and 1995, respectively.

     The Federal Reserve System requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW, SuperNOW and checking accounts). As of December 31, 1996, a 3% reserve was required on total transaction balances in excess of $4.3 million but less than $47.7 million. Reserves of 10% were required on total transaction balances in excess of $47.7 million. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank's earning assets. Required reserves aggregated $1.3 million at December 31, 1996.

16. Off-Balance Sheet Risk

     In the normal course of business, the Bank utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers, and to reduce its own exposure to fluctuations in interest rates. These off-balance sheet activities may include commitments to extend credit, commercial letters of credit, standby letters of credit, commitments to purchase and sell loans, and interest rate hedge agreements. The credit and market risks associated with these financial instruments are generally managed in conjunction with the Bank's balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures. The maximum dollar effect of the risks may be in excess of the amounts recognized in the consolidated statements of condition because these amounts vary depending on the nature of the underlying instrument and the related accounting policy.

     Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. The Bank's exposure to credit loss is represented by the contractual amount of the commitments to extend credit, commitments to purchase and sell loans, commercial letters of credit and standby letters of credit. This is the maximum potential loss of principal in the event the commitment is drawn upon and the counterparty defaults. With respect to other financial instruments, the contractual or notional amounts of interest rate caps do not necessarily represent the actual credit exposure, but the extent of involvement in a particular class of instrument. In addition, the measurement of the risks associated with these financial instruments is meaningful only when all related and offsetting transactions are identified.

     A summary of the Bank's contractual or notional amounts for off-balance sheet activities at December 31, 1996 and 1995 and further discussion of these activities follows:

                                                                1996       1995
                                                                ----       ----
                                                                 (In thousands)
Credit activities:
    Commitments to extend credit:
    1-4 family residential mortgage loans ................    $29,026    $24,885
    Commercial loans .....................................      8,040      8,213
    Unfunded commitments on:
    One-to-four family construction loans ................      2,567      1,229
    Other construction loans, primarily
        residential sub-divisions ........................     24,181     21,392
    Consumer lines .......................................     12,312     11,389
    Commercial lines .....................................        192      2,237
    Standby letters of credit ............................      2,790      2,788
    Securitized 1-4 family mortgage loans sold
        with recourse ....................................     13,440     15,879
    Loans sold with recourse .............................      5,900      5,998
    Commitments to sell loans:
    1-4 family residential mortgage loans ................     12,985      5,252
Other financial instrument activities:
    Interest rate cap agreements (notional amount) .......       --       25,000
    Interest rate swap agreements (notional amount) ......     20,000     20,000
    Interest rate collar agreements (notional amount) ....     95,000     50,000
    Forward contracts ....................................      8,000       --

Credit Activities

     Commitments to extend credit are legally binding agreements to lend money at predetermined interest rates for a specific period of time. The exposure to loss is minimized by maintaining specific credit standards and by requiring the borrower to comply with certain terms and conditions prior to the disbursement of funds. Collateral is obtained when deemed necessary and may include but is not limited to accounts receivable, inventory, equipment, real estate, or income producing assets. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent the total amount of future outlays.

     Commercial letters of credit, which are included in commitments to extend credit in the preceding table, are issued to facilitate certain trade transactions. The risks associated with these transactions would be a result of the customer's failure to perform in accordance with the terms and conditions of the agreement which is limited by applying adequate monitoring procedures.

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Bank issues standby letters of credit to ensure contract performance or assure payment by its customers. The risk involved in issuing standby letters of credit is the same as the credit risk involved in extending loan facilities to customers; therefore, standby letters of credit are subject to the same credit approvals and monitoring procedures.

     Commitments to sell loans are primarily utilized by the Bank to hedge origination activity. These commitments obligate the Bank to deliver a fixed amount of loans by a specified date. Risk originates from the inability of counterparties to meet the terms of their contracts (credit risk).

Other Financial Instrument Activities

     Interest rate caps are an agreement between two parties to limit the effects of rising interest rates. The issuer of an interest rate cap assumes a liability to the purchaser for the excess interest of a stated market rate over a contracted cap rate on a notional amount of principal. The Bank uses interest rate caps to protect itself from rising interest rates on certain liabilities. The risks associated with these caps are the abilities of the counterparties to meet the terms of the contract (credit risk) and exposure to movements in interest rates (market risk). These risks are subject to the review and approval process of the asset/liability committee. The premium paid on interest rate caps is amortized on a straight-line basis over the life of the individual agreements. The Bank's risk of loss is limited to the remaining unamortized premiums on these agreements.

     An interest rate swap is an agreement where one party (a broker) agrees to pay a floating rate of interest (based on the 3-month LIBOR) on a notional principal amount to another party (the Bank) in exchange for receiving a fixed rate of interest on the same notional amount. As of December 31, 1996, the Bank had one outstanding swap on which receives a floating rate of 5.625% and pays on a fixed rate was 7.335%. The swap expires in March 2000. The Bank's risk of loss on this swap is equal to the fair value of the swap, which as of December 31, 1996 was an unrealized loss of $1.0 million.

     An interest rate collar involves the simultaneous purchase of an interest rate cap and sale of an interest rate floor, both tied to specific indices and based on notional principal amounts. The premium paid on interest rate collars is amortized on a straight-line basis over the life of the individual agreements. As of December 31, 1996, the weighted average cap rate, floor rate and maturity of the Bank's interest rate collar agreements were, 6.75%, 5.35%, and 28 months, respectively.

     Forward contracts are agreements where the Bank has agreed to deliver to a counterparty a specific type of security at a agreed upon rate. These contracts are generally settled within 60 to 90 days. At December 31, 1996, the Bank had committed to sell, under forward agreements, an aggregate principal amount of $8.0 million of mortgage-backed securities with a weighted average rate of 7.375%. These agreements were entered into in connection with mortgage banking activities.

17. Related Party Transactions

     Loans and lines of credit are made available to directors and senior officers on the same terms, including interest rates and collateral requirements, as loans to other Bank employees and to the public.

     At December 31, 1996, the full amount of credit extended to directors, senior officers and their affiliates was $897,000 which includes the unfunded portion of lines of credit. The table below indicates the activity in these loan accounts during 1996 (amounts in whole dollars)`:

     Outstanding balance at December 31, 1995.......................   $461,000
         Additions..................................................    553,000
         Deductions.................................................   (422,000)
                                                                       --------
     Outstanding balance at December 31, 1996.......................   $592,000
                                                                       ========

18. Financial Instruments

     SFAS No. 107 requires disclosure of the estimated fair value of certain financial instruments. The following estimated fair values have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data and to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Bank could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

                                                     December 31, 1996          December 31, 1995
                                                   --------------------       ---------------------
                                                   Carrying   Estimated       Carrying    Estimated
                                                   Amount    Fair Value       Amount     Fair Value
                                                   -------   ----------       --------    ---------
                                                                    (in millions)
Assets:
  Cash and due from banks...................       $ 6.9        $ 6.9          $ 10.0      $ 10.0
  Mortgage-backed securities and accrued
    interest................................       144.7        144.3           163.3       163.3
  Other securities and accrued interest.....        32.1         32.1            32.9        32.9
  Loans and accrued interest, net...........       638.7        636.6           518.0       526.8
  Loans held for sale....................           --            --             61.7        61.7
Liabilities:
  Deposits with no stated maturity..........       261.5        261.5           232.4       232.4
  Time deposits and accrued interest........       314.4        313.4           302.2       304.0
  Borrowings................................       198.7        198.7           207.0       206.0
  Mortgagors' escrow deposits...............         4.1          4.1             4.2         4.2
Other Financial Instruments:
  Interest rate hedge agreements............         --          (1.0)            --         (1.6)

     Cash and Due From Banks: The estimated fair value approximates the carrying amount because of the immediate availability of these funds or based on the short maturities and current rates for similar deposits with other banks.

     Mortgage-backed and Other Securities: The fair value was estimated based on quoted market prices or dealer quotes, where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

     Loans: The fair value of fixed rate loans has been estimated by discounting projected cash flows using current rates for similar loans reduced by specific and general loan loss allowances. For loans which reprice frequently to market rates, the carrying amount, net of the applicable credit factor, is a reasonable estimate of fair value. Impaired loans, which include non-accrual loans, are included in the above table based generally on the fair value of the underlying collateral.

     Deposits: The estimated fair value of demand deposits, savings accounts, and certain money market deposits, as required by SFAS No. 107, is the amount payable at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Borrowings: Rates currently available to the Bank for borrowings with similar terms and remaining maturities are used to estimate fair value.

     Mortgagors' Escrow Deposits: The estimated fair value of mortgagors' escrow deposits is the amount payable at the reporting date.

     Other Financial Instruments: The fair value of interest rate hedge instruments is the amount at which they could be settled, based on estimates obtained from dealers.

     At December 31, 1996, the Bank had an interest rate swap agreement which expires in March 2000, covering an aggregate notional amount of $20.0 million, where the Bank receives 3-month LIBOR and pays 7.335% fixed.

     At December 31, 1996, the Bank had interest rate collar agreements covering an aggregate notional amount of $95.0 million which expire as follows: $50.0 million in 1998, $20.0 million in 1999, and $25.0 million in 2000. The interest rate floors and caps are based on the 3-month LIBOR. At December 31, 1996, the weighted average floor rate was 5.35% and the weighted cap rate was 6.75%. Under these interest rate collar agreements, the Bank receives payments if 3-month LIBOR is greater than cap rate and pays if 3-month LIBOR is less than floor rate.

     At December 31, 1996, the Bank had committed to sell, under forward agreements, an aggregate principal amount of $8.0 million of mortgage-backed securities with a weighted average rate of 7.375%. These agreements were entered into in connection with mortgage banking activities and generally must be settled within 90 days.

     Commitments include commitments to extend permanent financing and letters of credit. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. The fair value of letters of credit is based on fees currently charged for similar agreements. The fair value of commitments at December 31, 1996 and 1995, respectively, approximate the recorded amounts of related fees, which are not material.

19. Savings Association Insurance Fund ("SAIF") Special Assessment

     On September 30, 1996, legislation was signed into law which included provisions designed to replenish the Savings Association Insurance Fund. Under this legislation, all SAIF insured institutions (including the Bank) were assessed a one-time fee of 65.7 cents on every $100 of insured deposits held on March 31, 1995, as adjusted. This one-time special assessment charged to the Bank totaled $2.6 million and was paid on November 27, 1996. This assessment was recorded as a charge to earnings on September 30, 1996 and is included in the accompanying Statement of Income with non-interest expenses. The recapitalization of the SAIF fund is expected to provide for lower deposit insurance premiums for at least the next three years.

20.  Quarterly Data (Unaudited)

     Following is the quarterly financial information of Poughkeepsie Savings Bank, FSB and its subsidiaries for 1996 and 1995. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Bank's results of operations for such periods are reflected.

                                                                           Three Months Ended
                                                          -------------------------------------------------
                                                          12/31/96      9/30/96       6/30/96       3/31/96
                                                          --------      --------      --------      -------
                                                             (Dollars in thousands, except per share data)
Interest and dividend income ........................     $ 16,586      $ 15,938      $ 15,172      $15,924
Interest expense ....................................        9,751         9,594         9,100        9,412
                                                          --------      --------      --------      -------
Net interest and dividend income ....................        6,835         6,344         6,072        6,512
Provision for loan losses ...........................          300           250           150          150
                                                          --------      --------      --------      -------
Net interest income after provision
for loan losses .....................................        6,535         6,094         5,922        6,362
Other income ........................................          708           597          (331)         488
Other expenses ......................................        5,204         7,673         5,568        5,531
                                                          --------      --------      --------      -------
Income (loss) before taxes ..........................        2,039          (982)           23        1,319
Income tax expense (benefit) ........................          817          (394)            7          533
                                                          --------      --------      --------      -------
Net income (loss) ...................................     $  1,222      $   (588)     $     16      $   786
                                                          ========      ========      ========      =======
Net income (loss) per common and
   common equivalent share ..........................     $   0.09      $  (0.05)     $   0.00      $  0.06
                                                          ========      ========      ========      =======
Dividends per common share ..........................     $  0.025      $  0.025      $  0.025      $ 0.025
                                                          ========      ========      ========      =======
Weighted average common and common
equivalent shares outstanding........................   12,920,090    12,890,832    12,907,787   12,922,124

                                                                           Three Months Ended
                                                          -------------------------------------------------
                                                          12/31/95      9/30/95       6/30/95       3/31/95
                                                          --------      --------      --------      -------
                                                            (Dollars in thousands, except per share data)
Interest and dividend income ........................     $ 15,556      $ 15,046      $ 14,622      $13,735
Interest expense ....................................        9,575         9,266         8,759        7,875
                                                          --------      --------      --------      -------
Net interest and dividend income ....................        5,981         5,780         5,863        5,860
Provision for loan losses ...........................        1,150           250           100           25
                                                          --------      --------      --------      -------
Net interest income after provision for loan losses .        4,831         5,530         5,763        5,835
Other income ........................................       (7,011)          386           413          298
Other expenses ......................................        4,414         4,963         4,412        4,480
                                                          --------      --------      --------      -------
Income (loss) before taxes ..........................       (6,594)          953         1,764        1,653
Income tax expense (benefit) ........................      (18,666)           38           102           40
                                                          --------      --------      --------      -------
Net income ..........................................     $ 12,072      $    915      $  1,662      $ 1,613
                                                          ========      ========      ========      =======
Net income per common and
   common equivalent share ..........................     $   0.94      $   0.07      $   0.13      $  0.13
                                                          ========      ========      ========      =======
Dividends per common share ..........................     $   0.02      $   0.02      $   0.02      $  0.02
                                                          ========      ========      ========      =======
Weighted average common and common equivalent
    shares outstanding...............................   12,859,935    12,899,832    12,863,327   12,470,975

     Included in the above quarterely data were the following: December 1995, pre-tax loss on bulk sale of $7.5 million; additional loan loss provision of $1.0 million; and $18.7 million income tax benefit related to the reversal of valuation allowances under SFAS No. 109. June 1996, additional pre-tax loss of $0.9 million on commercial loans held for bulk sale. September 1996, one time SAIF special assessment of $2.6 million, pre-tax.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
POUGHKEEPSIE SAVINGS BANK, FSB
Poughkeepsie, New York

     We have audited the accompanying consolidated statements of financial condition of Poughkeepsie Savings Bank, FSB and subsidiaries (the "Bank") as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poughkeepsie Savings Bank, FSB and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Stamford, Connecticut
January 24, 1997

                    REPORT OF MANAGEMENT TO THE STOCKHOLDERS

Consolidated Financial Statements

     The management of Poughkeepsie Savings Bank, FSB ("the Bank") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this Annual Report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

     The consolidated financial statements have been audited by an independent accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Management believes all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on page 85.

Internal Control

     Management is responsible for establishing and maintaining an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Office of Thrift Supervision instructions for Thrift Financial Reports ("TFR Instructions"). The internal control structure contains monitoring mechanisms and actions are taken to correct deficiencies identified.

     There are inherent limitations in the effectiveness of any structure of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control structure may vary over time.

     Management assessed the Bank's internal control structure over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and TFR Instructions as of December 31, 1996. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Bank maintained an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and TFR Instructions as of December 31, 1996.

Audit Committee

     The Audit Committee of the Board of Directors is comprised entirely of non-employee directors who are independent of the Bank's management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors, which selection is then ratified by the stockholders. The Audit Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Bank in addition to reviewing the Bank's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

Compliance With Laws and Regulations

     Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

     Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the Federal Deposit Insurance Corporation. Based on this assessment, management believes that the Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1996.


  JOSEPH B. TOCKARSHEWSKY                        ROBERT J. HUGHES
  Chairman, President and                        Executive Vice President
  Chief Executive Officer                        and Chief Financial Officer

  January 24, 1997

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Audit Committee
POUGHKEEPSIE SAVINGS BANK, FSB
Poughkeepsie, New York

     We have examined management's assertion that, as of December 31, 1996, Poughkeepsie Savings Bank, FSB ("the Bank") maintained an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Office of Thrift Supervision instructions for Thrift Financial Reports included in the accompanying Report of Management to the Stockholders.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control structure over financial reporting, including safeguarding of assets, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

     Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control structure over financial reporting to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

     In our opinion, management's assertion that, as of December 31, 1996, the Bank maintained an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Office of Thrift Supervision instructions for Thrift Financial Reports is fairly stated, in all material respects, based on the criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.


DELOITTE & TOUCHE LLP

Stamford, Connecticut
January 24, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information under the caption Election of Directors of the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by this reference.

     Except for the information included herein, items 10 through 13 are incorporated by reference from the information appearing under the caption of the same name in the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

     Noel deCordova, Jr., a director, is of counsel to the law firm of Van DeWater and Van DeWater of Poughkeepsie, New York. Van DeWater and Van DeWater performed services for the Bank during 1996. The fees paid did not exceed five percent of Van DeWater and Van DeWater's gross revenues for that firm's last fiscal year. Mr. deCordova did not share in any income derived from services performed by Van DeWater and Van DeWater for the Bank.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Documents Filed as Part of this Report:

     (1) Financial Statements:

                                                                         Page
                                                                       Reference
                                                                       ---------
Consolidated Statements of Financial Condition as of
  December 31, 1996 and 1995..........................................  52 - 53
Consolidated Statements of Income for the fiscal years ended
  December 31, 1996, 1995 and 1994....................................     54
Consolidated Statements of Changes in Stockholders' Equity for the
  fiscal years ended December 31, 1996, 1995 and 1994.................     55
Consolidated Statements of Cash Flows for the fiscal years ended
  December 31, 1996, 1995 and 1994....................................     56
Notes to Consolidated Financial Statements............................  57 - 84
Independent Auditors' Report..........................................     85
Report of Management to the Stockholders..............................  86 - 87
Independent Accountants' Report.......................................     88

     (2) Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are included in the Notes to Consolidated Financial Statements at pages 57 - 84 incorporated herein by reference and therefore have been omitted.

     (3) Exhibits.

     The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

 Exhibit
 Number            Description                                         Reference
 ------            -----------                                         ---------
  3.1   -- Amended and Restated Federal Stock       Incorporated by reference from Exhibit 3.1 to
           Charter.                                 the Annual Report on Form 10-K for the fiscal
                                                    year ended December 31, 1993 ("1993 10-K").

  3.2   -- Bylaws, as amended.                      Incorporated by reference from Exhibit 3.2 to
                                                    the Annual Report on Form 10-K for the fiscal
                                                    year ended December 31, 1994 ("1994 10-K").

  4.1   -- Amended Specimen Certificate for         Incorporated by reference from Exhibit 4.1 to
           Common Stock.                            the 1993 10-K.

  10.1  -- Agreement between the Bank and           Filed herewith.
           Joseph B. Tockarshewsky, dated
           February 25, 1997.

  10.2  -- Agreement between the Bank and           Filed herewith.
           Robert J. Hughes dated January 1,
           1994 and effective as of February 24,
           1994, and amendment thereto
           effective as of April 10, 1996.

  10.3  -- Form of Indemnification Agreement        Incorporated by reference from Exhibit 10.8 to
           between the Bank and its directors,      the Annual Report on Form 10-K for the year
           director emeritus and certain            ended December 31, 1985 ("1985 10-K").
           executive officers.

  10.4  -- 1985 Stock Option Plan.                  Incorporated by reference from Exhibit 10.11
                                                    to the 1985 10-K.

  10.5  -- 1988 Amendment to the 1985 Stock         Incorporated by reference from Exhibit 10.12
           Option Plan.                             to the Annual Report on Form 10-K for the year
                                                    ended December 31, 1988 ("1988 10-K").

  10.6  -- Rights Agreement between Poughkeepsie    Incorporated by reference from Exhibit 4.1 to
           Savings Bank, FSB and the Bank of New    the Quarterly Report on Form 10-Q for the
           York dated as of May 1, 1988.            Quarter Ended June 30, 1988.

  10.7  -- Poughkeepsie Savings Bank, FSB           Incorporated by reference from Exhibit 10.8 to
           Employees Deferred Compensation          the Annual Report on Form 10-K for the fiscal
           Plan effective as of April 18, 1995      year ended December 31, 1995 ("1995 10-K").
           and as amended and restated
           December 1, 1995.

  10.8  -- Poughkeepsie Savings Bank, FSB           Incorporated by reference from Exhibit 10.9 to
           Board of Directors Deferred              the 1995 10-K.
           Compensation Plan, effective
           as of April 18, 1995.

  10.9  -- Non-Employee Directors' Retirement       Incorporated by reference from Exhibit 10.21
           Plan.                                    to the 1988 10-K.

  10.10 -- Management Award Program ("MAP")         Incorporated by reference from Exhibit 10.12
           for designated Bank Officers.            to the 1994 10-K.

  10.11 -- 1996 Amendment to the Poughkeepsie       Filed herewith.
           Savings Bank, FSB Employees Deferred
           Compensation Plan.

  10.12 -- 1993 Directors' Stock Option Plan        Filed herewith.

  10.13 -- 1993 Stock Incentive Plan.               Filed herewith.

  10.14 -- 1996 Amendments to the 1993 Stock        Filed herewith.
           Incentive Plan.

     (b) Reports on Form 8-K.

          NONE

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         POUGHKEEPSIE SAVINGS BANK, FSB

March 11, 1997

                                         By: /s/ JOSEPH B. TOCKARSHEWSKY
                                             -------------------------------
                                                Joseph B. Tockarshewsky,
                                                 Chairman of the Board,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 1997.

              Signature                                Title
              ---------                                -----

      /S/  JOSEPH B. TOCKARSHEWSKY          Chairman of the Board, President and
-----------------------------------------     Chief Executive Officer
      Joseph B. Tockarshewsky

      /S/ ROBERT J. HUGHES                  Director, Executive Vice President
-----------------------------------------     and Chief Financial Officer
      Robert J. Hughes

      /S/ NOEL DECORDOVA, JR.               Director
-----------------------------------------
      Noel deCordova, Jr.

      /S/ BURTON GOLD                       Director
-----------------------------------------
      Burton Gold

      /S/ JEH V. JOHNSON                    Director
-----------------------------------------
      Jeh V. Johnson

      /S/ HENRY C. MEAGHER                  Director
-----------------------------------------
      Henry C. Meagher

      /S/ ROBERT M. PERKINS                 Director
-----------------------------------------
      Robert M. Perkins

      /S/ ELIZABETH K. SHEQUINE             Director
-----------------------------------------
      Elizabeth K. Shequine

      /S/ JAMES V. TOMAI, JR.               Director
-----------------------------------------
      James V. Tomai, Jr.