Form 10-K/A
period 1996-12-31
POUGHKEEPSIE FINANCIAL CORP
filed 1997-05-12
CIK 1034718

OFFICE OF THRIFT SUPERVISION
                            Washington, D.C. 20552

                                  FORM 10-K/A

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _______________

                             OTS file number 7708

                          POUGHKEEPSIE SAVINGS BANK, FSB
            (Exact name of registrant as specified in its charter)

      UNITED STATES OF AMERICA                            14-0978220
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                  Identification Number)

         249 MAIN MALL
     POUGHKEEPSIE, NEW YORK                               12601
          (Address)                                    (Zip Code)

      Registrant's telephone number, including area code:  (914) 431-6200

          Securities registered pursuant to Section 12(b) of the Act:
                                NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act

                   COMMON STOCK (PAR VALUE $0.01 PER SHARE)
                                Title of Class

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

      Based upon the market price of the Registrant's Common Stock as of March 5, 1997 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $78.7 million.

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

      The number of shares outstanding of the Registrant's Common Stock as of March 5, 1997 was 12,592,525 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1997 are incorporated by reference in
Part III hereof.

_____________________________________________________________________________

                            SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         POUGHKEEPSIE SAVINGS BANK, FSB
May 8, 1997


                         By:  /s/ Jospeh B. Tocharshewsky

                              Joseph B. Tockarshewsky,
                              Chairman of the Board, President and
                                 Chief Executive Officer