Form 10-Q
period 1997-03-31
POUGHKEEPSIE FINANCIAL CORP
filed 1997-05-13
CIK 1034718

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
[ X ]      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
           QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
           TRANSITION PERIOD FROM ________________ TO
           _________________.

                        Commission file number: 333-22481

                          POUGHKEEPSIE FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                                                 16-1518711
------------------------------                      ---------------------------
(State of incorporation                                  (I.R.S. Employer
 or organization)                                         Identification No.)

249 Main Mall
Poughkeepsie, New York                                         12601
---------------------------------------             ---------------------------
     (Address of principal executive offices)                 (Zip Code)

                                      (914) 431-6200
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether Registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s) and (b) has been subject to such filing requirements for at least 90 days.

                              YES [ ]      NO [X]

Number of shares of Common Stock outstanding as of May 8, 1997:  None

The Registrant was formed by Poughkeepsie Savings Bank, FSB in connection with the proposed reorganization of the Bank as a subsidiary of the Registrant. This Quarterly Report on Form 10-Q is being filed pursuant to Section 15(d) of the Securities Exchange Act of 1934.

                                   APPENDIX A

                          POUGHKEEPSIE FINANCIAL CORP.

                        STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                  March 31, 1997
                                                                  --------------
ASSETS:
                                  Total Assets (Note 1)                      $0
                                                                             ==



LIABILITIES AND STOCKHOLDER'S EQUITY:

 Stockholder's Equity:

                          Preferred Stock, $0.01 par
                          value, Authorized-2,000,000
                          shares; Issued and
                          Outstanding - None                                 $0


                          Common Stock, $0.01 par
                          value, Authorized -
                          40,000,000 shares; Issued and
                          Outstanding - None                                  0


                          Additional Paid in Capital                         $0
                                                                             --

                            Total Stockholder's Equity                       $0
                                                                             ==

                            Total Liabilities and
                             Stockholder's Equity                               $0
                                                                             ==

                          POUGHKEEPSIE FINANCIAL CORP.

                               STATEMENT OF INCOME
                                   (UNAUDITED)

        For the period January 1, 1997 to March 31, 1997

               Net Income                                                    $0
                                                                             ==


                          POUGHKEEPSIE FINANCIAL CORP.

                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

                       For the period January 1, 1997 to March 31, 1997

                                                              Additional
                                    Common Stock           Paid in Capital              Total
                                    ------------           ---------------              -----
Balance at
January 1, 1997                          $0                       $0                     $0

Balance at
March 31, 1997                           $0                       $0                     $0
                                         ==                       ==                     ==

                          POUGHKEEPSIE FINANCIAL CORP.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                       For the period January 1, 1997 to March 31, 1997

Funds were provided by:
        Financing Activities:
               Funds provided by financing activities                         $0
                                                                              ==

Funds were used for:
               Total funds used                                               $0
                                                                              ==

                          POUGHKEEPSIE FINANCIAL CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1

Incorporation and Organization

     Poughkeepsie Financial Corp. (the "Company") was incorporated on January 16, 1997 by Poughkeepsie Savings Bank, FSB (the "Bank") in connection with a proposed reorganization of the Bank as a subsidiary of the Company.

        The Company has not conducted any operations since its incorporation.

                          PART I FINANCIAL INFORMATION

Item 1:        Financial Statements.

               See Appendix A attached hereto.

Item 2:        Management's Discussion and Analysis

     Poughkeepsie Financial Corp. (the "Registrant" or the "Company") was incorporated on January 16, 1997 by Poughkeepsie Savings Bank, FSB (the "Bank") in connection with the proposed reorganization of the Bank as a subsidiary of the Company. The Company was organized by the Bank to accomplish the reorganization pursuant to which the Company would become the Bank's holding company. Upon consummation of the reorganization, the Company will become the owner of all of the issued and outstanding shares of the common stock of the Bank, and the shares of the Company will be exchanged for shares of outstanding shares of common stock of the Bank. The Company has not conducted any operations since its incorporation.

                          PART II     OTHER INFORMATION

Item 1:        Legal Proceedings

               Not applicable.

Items 2 - 6:

               Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      POUGHKEEPSIE FINANCIAL CORP.

Date: May 13, 1997                     By: /s/ Joseph B. Tockarshewsky
                                          ---------------------------
                                          Joseph B. Tockarshewsky, Chairman
                                             of the Board, President and Chief
                                             Executive Officer
                                           (Principal Executive Officer)



                                       By: /s/ Robert J. Hughes
                                          ---------------------------
                                          Robert J. Hughes
                                          Executive Vice President and
                                             Chief Financial Officer