Form 10-Q
period 1997-06-30
POUGHKEEPSIE FINANCIAL CORP
filed 1997-08-12
CIK 1034718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                   OR

  ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______ TO ______

                 COMMISSION FILE NUMBER: 0-22599

                          POUGHKEEPSIE FINANCIAL CORP.

     DELAWARE                                             16-1518711
---------------------------------           -----------------------------------
 (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                   249 MAIN MALL, POUGHKEEPSIE, NEW YORK 12602
                   -------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (914) 431-6200
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING FOR THE PAST 90 DAYS.

                          YES X           NO
                             ---            ---
THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF AUGUST 4, 1997 WAS 12,594,725.



                    PAGE 1 OF 22 SEQUENTIALLY-NUMBERED PAGES

                  PART I.  FINANCIAL INFORMATION




                                                                                  Page
                                                                                  ----
Item 1 -  Financial Statements

     The information required by Rule 10-01 of Regulation S-X is included herein as follows:

     Consolidated Statements of Financial Condition
       at June 30, 1997, Unaudited, and at December 31, 1996.                      3

     Consolidated Statements of Operations - Unaudited,
       for the three and six month periods ended June 30, 1997 and 1996.           4

     Consolidated Statements of Cash Flows - Unaudited,
       for the six month periods ended June 30, 1997 and 1996.                     5

     Notes to Unaudited Consolidated Financial Statements.                         6


Item 2 -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                           9



                  PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings                                                        21

Item 2 - Change in Securities                                                     21

Item 3 - Defaults Upon Senior Securities                                          21

Item 4 - Submission of Matters to a Vote of Security Holders                      21

Item 5 - Other Information                                                        21

Item 6 - Exhibits and Reports on Form 8-K                                         21

SIGNATURES                                                                        22

                   POUGHKEEPSIE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                  (Unaudited)
                                                    June 30,        December 31,
ASSETS:                                              1997              1996
                                              ----------------------------------
Cash and due from banks                            $10,003             $   6,863
Securities available for sale:
   Mortgage-backed securities                      125,616               113,575
   Other securities                                 24,156                22,215
Securities held to maturity:
   Mortgage-backed securities                       27,847                29,957
--------------------------------------------------------------------------------
          Total securities                         177,619               165,747
--------------------------------------------------------------------------------

Loans, net
   Residential real estate mortgage loans          397,984               393,513
   Commercial real estate mortgage loans           213,772               210,982
   Commercial business loans                         7,508                 7,194
   Installment loans                                34,445                31,194
--------------------------------------------------------------------------------
                                                   653,709               642,883
   Allowance for loan losses                        (9,519)               (8,652)
   Residential mortgage loans held for sale            854                   456
--------------------------------------------------------------------------------
          Total loans, net                         645,044               634,687
--------------------------------------------------------------------------------

Federal Home Loan Bank stock                        10,071                 9,760
Accrued interest and dividends receivable            5,435                 5,278
Bank premises and equipment                          7,574                 6,793
Other real estate owned                              6,806                10,726
Net deferred tax assets                             15,294                16,812
Other assets                                         2,350                 2,024
--------------------------------------------------------------------------------
          Total assets                           $ 880,196             $ 858,690
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
   Savings accounts                              $  97,424             $  93,371
   Certificates of deposit                         319,294               314,059
   Money market deposits                           134,495               126,233
   Demand deposits                                  48,666                41,583
--------------------------------------------------------------------------------
          Total deposits                           599,879               575,246
--------------------------------------------------------------------------------

Advances from Federal Home Loan Bank                65,500                84,800
Securities sold under repurchase agreements        128,408               113,894
Accrued interest payable                             1,083                 1,618
Mortgagors' escrow deposits                          4,883                 4,134
Other liabilities                                    6,812                 7,330
--------------------------------------------------------------------------------
          Total liabilities                        806,565               787,022
--------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock                                      --                    --
   Common stock                                        127                   127
   Additional paid-in capital                       66,762                66,736
   Retained earnings                                 8,526                 6,827
   Unrealized gains (losses) on securities             153                   (85)
   Treasury stock, at cost                          (1,937)               (1,937)
--------------------------------------------------------------------------------
          Total stockholders' equity                73,631                71,668
--------------------------------------------------------------------------------

          Total liabilities and stockholders'
           equity                                $ 880,196             $ 858,690
================================================================================


                 See Notes to Consolidated Financial Statements

                   POUGHKEEPSIE FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)



                                                                        (Unaudited)                   (Unaudited)
                                                                     Three months ended             Six months ended
                                                                           June 30,                      June 30,
                                                                 ------------------------       -----------------------
                                                                      1997         1996            1997          1996
                                                                 ------------------------       -----------------------
Interest and dividend income:
   Real estate mortgage loans                                      $ 12,787      $ 11,594       $ 25,358      $ 23,654
   Other loans                                                          895           792          1,729         1,734
   Mortgage-backed securities                                         2,226         2,282          4,559         4,703
   Other securities                                                     568           436          1,090           904
   Federal funds and money market investments                             5            68             41           101
-----------------------------------------------------------------------------------------       ----------------------
          Total interest and dividend income                         16,481        15,172         32,777        31,096
-----------------------------------------------------------------------------------------       ----------------------
Interest expense:
   Deposits                                                           6,969         6,216         13,604        12,553
   Borrowings                                                         2,716         2,884          5,580         5,959
-----------------------------------------------------------------------------------------       ----------------------
          Total interest expense                                      9,685         9,100         19,184        18,512
-----------------------------------------------------------------------------------------       ----------------------
          Net interest income                                         6,796         6,072         13,593        12,584
Provision for loan losses                                               300           150            600           300
-----------------------------------------------------------------------------------------       ----------------------
          Net interest income after provision for loan losses         6,496         5,922         12,993        12,284
-----------------------------------------------------------------------------------------       ----------------------

Non-interest income:
   Retail banking fees and other income                                 716           537          1,443           991
   Residential mortgage banking income                                   81            26            138            60
   Loss on commercial loans held for bulk sale                           --          (894)            --          (894)
-----------------------------------------------------------------------------------------       ----------------------
          Total other income                                            797          (331)         1,581           157
-----------------------------------------------------------------------------------------       ----------------------

Non-interest expenses:
   Salaries and wages                                                 2,280         2,213          4,449         4,213
   Employee benefits                                                    571           640          1,287         1,352
   Legal                                                                 71           221            207           325
   Occupancy and equipment                                              685           593          1,394         1,231
   Deposit insurance                                                    138           395            274           784
   Net cost of operating other real estate owned                        179           248            402           667
   Advertising and promotion                                            284           279            553           552
   Data processing                                                      181           178            351           344
   Other                                                                878           801          1,729         1,631
-----------------------------------------------------------------------------------------       ----------------------
          Total other expenses                                        5,267         5,568         10,646        11,099
-----------------------------------------------------------------------------------------       ----------------------
          Income before income taxes                                  2,026            23          3,928         1,342
Income tax expense                                                      824             7          1,600           540
-----------------------------------------------------------------------------------------       ----------------------
          Net income                                                 $1,202           $16         $2,328          $802
=========================================================================================       ======================
Net income per common and common equivalent share (Note 3)            $0.09         $0.00          $0.18         $0.06
=========================================================================================       ======================

Dividends per share                                                  $0.025        $0.025          $0.05        $0.05
=========================================================================================       ======================


                 See Notes to Consolidated Financial Statements

                   POUGHKEEPSIE FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                           Increase (decrease) in cash



                                                                                       (Unaudited)
                                                                                     Six Months Ended
                                                                                        June 30,
                                                                              ------------------------
                                                                                  1997          1996
                                                                              ------------------------
Cash flows from operating activities:
  Net income                                                                   $  2,328     $     802
  Adjustments to reconcile net income to net cash
   provided by operating activities:
        Provision for loan losses                                                   600           300
        Writedowns on other real estate owned                                       250            44
        Writedowns on loans held for bulk sale                                       --           894
        Depreciation                                                                457           354
        Amortization of premiums and discounts on mortgage-backed
             securities, other securities and loans                                 571           517
        Net (gain) loss on sale of assets                                          (118)            4
        Deferred tax expense                                                      1,600           540
        (Increase) decrease in interest and dividend receivable                    (157)          423
        (Increase) decrease in other assets                                        (498)          286
        Decrease in interest payable                                               (535)         (601)
        Decrease in other liabilities                                              (518)          (90)
        (Increase) decrease in residential loans held for sale                     (398)          113
------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                 3,582         3,586
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of mortgage-backed securities - available for sale                 (22,518)      (19,841)
    Purchase of other securities - available for sale                            (7,001)      (16,500)
    Proceeds from sales of mortgage-backed securities - available for sale           --           233
    Proceeds from sales of other securities - available for sale                     --        18,126
    Principal repayments on mortgage-backed securities - available for sale      10,677        22,239
    Principal repayments on mortgage-backed securities - held to maturity         1,926         2,486
    Proceeds from maturities of other securities -  available for sale            5,051           105
    FHLB Stock purchases                                                           (310)         (843)
    Loan originations, net of repayments                                        (27,213)      (64,345)
    Proceeds from sales of commercial loans held for bulk-sale                       --        33,100
    Proceeds from sales of loans in portfolio                                    18,306         3,705
    Purchases of fixed assets                                                    (1,238)         (739)
    Proceeds from sale of other real estate owned                                 1,885         1,636
------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                         (20,435)      (20,638)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net increase in demand, money market, and savings accounts                   19,398        9,472
    Net increase (decrease) in time deposits                                      5,235         (148)
    Net increase in repurchase agreements                                        14,514        7,016
    Net decrease in short-term FHLB borrowings                                  (19,300)        (899)
    Increase in escrow deposits                                                     749          259
    Stock issued                                                                     26           27
    Dividends paid                                                                 (629)        (629)
------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                      19,993       15,098
------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              3,140       (1,954)
Cash and cash equivalents, beginning of period                                    6,863        9,960
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $ 10,003     $  8,006
======================================================================================================

                 See Notes to Consolidated Financial Statements

POUGHKFEPSIE FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - FORMATION OF HOLDING COMPANY

On May 30, 1997, Poughkeepsie Savings Bank, FSB (the "Bank") completed a reorganization and formation of a thrift holding company - Poughkeepsie Financial Corp. (the "Company"). The Company, a Delaware corporation, is a thrift holding company whose sole subsidiary is the Bank. The holding company structure and reorganization was approved by the shareholders of the Bank on April 30, 1997. As a result of the holding company formation, each share of common stock of the Bank became one share of common stock of Poughkeepsie Financial Corp. which trades on the NASDAQ Stock Market under the symbol "PKPS".

NOTE 2 - PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of the Company include all adjustments which management believes necessary for a fair presentation of the Company's financial condition at June 30, 1997, the results of its operations for the three and six month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six months then ended. Adjustments are of a normal recurring nature. The consolidated financial statements and related notes have been prepared in accordance with Regulation S-X under the Securities Exchange Act of 1934, as amended, and consequently, do not include all information and notes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and note disclosures in the Annual Report on Form 10-K for the year ended December 31, 1996 issued by Poughkeepsie Savings Bank, FSB. As the Bank represents the Company's sole investment, the interim periods presented herein are comparable to prior year data. Material intercompany items and transactions have been eliminated in consolidation.

NOTE 3 - EARNINGS PER SHARE

Earnings per share were based on 13,110,509 and 13,081,016 weighted average shares outstanding (including the dilutive effect of stock options) during the three and six months ended June 30, 1997, respectively, compared to 12,907,787 and 12,915,104, respectively, during the comparable periods of 1996. The weighted average number of common shares outstanding excludes 105,000 shares of treasury stock for the three and six month periods ended June 30, 1997 and 1996, respectively.

In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 is effective for periods ended after December 15, 1997 and earlier application in interim periods is not permitted. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards for computing EPS. When effective, this statement will replace the presentation of primary EPS with a presentation of basic EPS and will require a dual presentation of basic EPS and diluted EPS on the face of the statement of operations.

The table below summarizes the basic and fully diluted EPS that the Company would have reported had SFAS No. 128 been applied at June 30, 1997.

                        Three Months Ended       Six Months Ended
                              June 30,                June 30,
                           -------------            -----------
                           1997     1996            1997   1996
                           ----     ----            ----   ----
            Basic          $.10     $.00            $.18   $.06
            Diluted         .09      .00             .18    .06


NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents includes cash, amounts due from banks, federal funds sold and money market investments. Supplemental cash flow disclosures are as follows:




                                                                                    Six months ended June 30,
                                                                                    ------------------------
                                                                                  1997                  1996
                                                                                  ----                  ----
                                                                                      ($ in thousands)
   Cash paid during period for:
     Interest credited on deposits                                              $13,579               $12,515
     Interest paid on borrowings                                                  6,140                 6,608
     Income/franchise taxes paid                                                    271                   153

   Non-cash investing and financing activities:
     (Decrease) increase in net unrealized losses on available
       for sale securities, net of deferred tax effect                            ($238)                 $166
     Investment securities transferred from available-
       for-sale to held-to-maturity category                                         --                35,300
     Loans transferred to OREO                                                      764                   413
     Loans to facilitate the sale of OREO                                         2,585                 4,469


NOTE 5 - TRANSFERS AND SERVICING OF FINANCIAL ASSETS

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

NOTE 6 - REPORTING COMPREHENSIVE INCOME AND DISCLOSURES ABOUT BUSINESS SEGMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners." This statement is effective for fiscal years beginning after December 15, 1997.

SFAS No. 131 establishes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.

Both of these statements relate to disclosures that public companies must make in their financial statements. Accordingly, implementation of these statements will not have a significant effect on the results of operations or financial condition, as currently reported by the Company.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

On May 30, 1997 Poughkeepsie Financial Corp. (the "Company") became the parent company of Poughkeepsie Savings Bank, FSB (the "Bank") as a result of the Bank's holding company reorganization. The holding company structure and reorganization was previously approved by the shareholders of the Bank. As of June 30, 1997, the Company's sole subsidiary was the Bank and the Company currently has no operations except for its investment in the Bank.

The Bank is a federally chartered, federally insured savings association headquartered in Poughkeepsie, New York. The Bank was chartered as a mutual savings bank by the New York State legislature in 1831, converted to a federal mutual savings bank in 1981 and converted to stock form in 1985. In June 1993, the Bank issued additional shares of its common stock, pursuant to an offering to its stockholders on a rights offering basis, to standby investors and to certain others. The Bank has recently announced its intention to change its name to "Bank of the Hudson." The name change is expected to take place in October 1997.

In the following discussion, references to the "Company" relate to the Poughkeepsie Financial Corp. together with its subsidiary, Poughkeepsie Savings Bank, FSB.

In recent years the business of the Company has consisted primarily of obtaining funds in the form of deposits and borrowings and using such funds to originate 1-4 family residential mortgages, income property mortgages, commercial business loans, consumer and student loans along with investing in mortgage-backed and other securities. The Company conducts community banking operations in the Mid-Hudson Valley region of New York and contiguous counties through fifteen retail branches and eight residential loan offices.

The Bank's core, tangible and risk-based capital ratios at June 30, 1997 were 6.89%, 6.89% and 11.95%, respectively, all of which substantially exceed regulatory and statutory requirements. The Bank is designated by the Office of Thrift Supervision ("OTS") as "well capitalized."

The earnings of the Company are largely dependent upon net interest income from its banking operations and to a lesser extent on non-interest income. Net interest income is the difference between interest earned on its loan and security portfolios and interest paid on its deposit accounts and borrowed funds. Non-interest income includes: gains (losses) on the sale of loans and securities; deposit account and transaction fees; late charges on commercial, residential and installment loans; and net commission income earned by the Bank's financial services department.

FINANCIAL CONDITION:

At June 30, 1997, the consolidated assets of the Company totaled $880.2 million, an increase of $21.5 million from December 31, 1996.

The 1-4 family residential real estate mortgage loan portfolio of $398.0 million at June 30- 1997 increased by $4.5 million or 1.1% from December 31, 1996. During the six month period ended June 30, 1997, the Company originated $39.4 million of residential mortgage loans compared with $70.2 million originated during the same period of 1996. In the first six months of 1997, $18.3 million of residential loans were sold to secondary market investors; servicing rights were retained on a majority of loans sold.

The commercial real estate mortgage loan portfolio of $213.8 million at June 30, 1997 increased by $2.8 million or 1.3% from December 31, 1996. The increase was primarily the result of commercial real estate loan originations and advances within the Company's market area. For the six months ended June 30, 1997, commercial real estate loan originations/advances totaled $39.8 million compared with $29.9 million for the prior year period.

During the six- month period ended June 30, 1997, the allowance for loan losses increased by $0.9 million as recoveries of $0.6 million and provisions of $0.6 million were only partially offset by charge-offs of $0.3 million. The allowance for loan losses is maintained at a level which management considers adequate based on its regular review of the loan portfolios and certain individual loans, taking into consideration the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and the associated risks. The allowance for loan losses was 75.65% of non-performing loans and 1.45% of total portfolio loans at June 30, 1997 as compared with 56.10% and 1.35%, respectively, at December 31, 1996. A substantial portion of the Company's loans are secured by commercial real estate and, accordingly, the performance of such loans may be affected by market conditions for such real estate. While management uses available information to anticipate losses on loans, future additions to the allowance or further reductions in net carrying values may be necessary based on changes in economic conditions.

Mortgage-backed securities, including both "available for sale" and "held to maturity" classifications, increased from $143.5 million at the prior year-end to $153.5 million at June 30, 1997 due to the purchase of $22.5 million of FNMA ARM Bonds in June 1997 and partially offset by principal payments and prepayments.

Other real estate owned ("OREO") aggregated $6.8 million at June 30, 1997. The following table summarizes the gross activity during the first six months of 1997:

                                Commercial      Residential
                                   OREO            OREO             Total
                                ----------      -----------       --------
                                             ($ in thousands)

Balance at 12/31/96               $ 9,733          $ 993          $10,726
  Real estate acquired in
    settlement of loans               --             590              590
  Capital improvements                210            --               210
  Sales/dispositions               (1,032)          (853)          (1,885)
  Transfer to performing loans     (2,585)           --            (2,585)
  Net excess cash flow                --             --               --
  Write-downs                        (250)           --              (250)
                                   ------           ----             ----
Balance at 6/30/97                $ 6,076           $730           $6,806
                                  =======           ====           ======


Other real estate owned is carried at the lower of cost or estimated fair value less anticipated costs of disposition; OREO primarily represents assets acquired in settlement or foreclosure of loans. At June 30, 1997, the largest commercial OREO asset, a residential sub-division located in Westchester County New York, amounted to $2.0 million. As of June 30, 1997 all remaining commercial OREO properties were located in New York. While management uses available information to estimate fair value, further reductions in net carrying value may be necessary based on changes in economic conditions. The amount of OREO, which is mainly attributable to deterioration in prior periods in the related real estate markets, produces a corresponding reduction in interest-earning assets and net interest income. The assets held as OREO are expected to continue to negatively affect the earnings of the Company until the properties are sold or rented and the resulting proceeds are invested in interest-earning assets or are used to reduce interest-bearing liabilities. Sales of such properties also may result in the recognition of additional losses.

In addition, the OTS, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses and the net carrying value of OREO. The OTS completed its most recent examination of the Bank in December 1996.

Deposits were $599.9 million at June 30, 1997, an increase of $24.6 million, or 4.3%, from year-end 1996. All deposit types posted increases during the six months ended June 30, 1997. There were no brokered deposits at either June 30, 1997 or December 31, 1996. The Bank opened three new supermarket branches during the six months ended June 30, 1997, and a fourth supermarket branch in July 1997. The Bank now has nine supermarket branches and six traditional branches.

Total borrowings decreased by $4.8 million, or 2.4%, from year-end 1996 to $193.9 million at June 30, 1997. Deposit growth was used to pay down short-term borrowings.

Stockholders' equity at June 30, 1997 was $73.6 million, an increase of $1.9 million or 2.7% from December 31, 1996. This increase resulted from net income of $2.3 million for the six months ended June 30, 1997 and higher unrealized gains on "available for sale" investment securities, reduced by cash dividends of $0.6 million. Quarterly cash dividends of $0.025 per share were paid in March and June of 1997. On July 29, 1997, the Company declared a quarterly cash dividend of $0.025 per share to be paid on September 4, 1997 to stockholders of record on August 15, 1997.

The following table summarizes the calculation of the Company's stockholders' equity (or "book value") per share at June 30, 1997 and December 31, 1996:



                                                          June 30, 1997               December 31, 1996
                                                          -------------               -----------------

           Total stockholders' equity                       $73,631,000                     $71,668,000
                                                            ===========                     ===========

           Total shares issued                               12,699,725                      12,696,825
             Less:
              Treasury shares                                   105,000                         105,000
                                                            -----------                     -----------
           Net shares outstanding                            12,594,725                      12,591,825
                                                            ===========                     ===========

           Book value per share                                   $5.85                           $5.69
                                                           ============                    ============


The Company regularly monitors its interest rate risk position on a duration, gap and simulation basis. As a result of the overall management of the Company's loan and investment portfolios, deposits and other borrowings, the Company's one year effective gap was (3.6)% of total assets at June 30, 1997, and (3.5)% of total assets at December 31, 1996, as summarized in the following table (in millions):


                                                    June 30,               December 31,
                                                      1997                     1996
                                                    -------                ------------
Assets repricing or maturing in
  less than one year                                  $395.5                   $413.3
Liabilities repricing or maturing in
  less than one year                                   613.1                    651.7
                                                  -----------             -----------
                                                      (217.6)                  (238.4)
  One year gap adjustments
    o  Impact of core deposits                         101.1                     93.6
    o  Interest rate hedge agreements                   85.0                    115.0
                                                   ----------             -----------
  One year effective gap                              $(31.5)                  $(29.8)
                                                 ===========               ===========

The one year effective gap is discussed further in the section "Results of Operations" contained herein.

LIQUIDITY:

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, scheduled debt repayments, operating expenses, deposit withdrawals, and to satisfy regulatory requirements described below.

The Bank has the facility to borrow funds from several sources. The Bank is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at June 30, 1997, the Bank has a $84.7 million ($54.2 million unused) overnight line of credit available with the FHLBNY.

Management continually reviews expected cash inflows and outflows in order to ensure its ability to meet its overall funding requirements. The Bank relies on operating cash flows to meet its daily requirements, and on borrowings to meet additional significant requirements.

Cash flows are classified according to their source - operating activities, investing activities and financing activities. Further details concerning cash flows are provided in the "Consolidated Statements of Cash Flows."

In 1984, the Bank sold tax-exempt municipal investment securities subject to a 14 day put option, under certain circumstances, to a unit investment trust. The transaction was accounted for as a borrowing due to the recourse nature of the put option and the municipal securities are included in "mortgage-backed securities". The underlying collateral to the municipal security is a first mortgage secured by a commercial property. The Bank believes that this underlying mortgage may prepay faster than originally anticipated. Such prepayment would cause the dissolution of the put option as well as the elimination of the Bank's investment and borrowing. Such prepayment could result in a loss to the Bank. The loss, had such prepayment occurred at June 30, 1997, would have been approximately $215 thousand.

Under OTS regulations, the Bank is required to maintain a minimum "regulatory liquidity" ratio. This ratio, defined as the ratio of the average daily balance of liquid assets to the average daily balance of net withdrawable accounts plus short term borrowings, is currently set at 5.0%, but may be changed from time to time. The Bank's policy is to maintain a liquidity ratio in excess of the regulatory minimum. The Bank complied with this requirement throughout the periods discussed herein. The OTS recently proposed to lower its regulatory liquidity requirements, this proposal is not expected to have a material effect on the Bank's liquidity.

At June 30, 1997, the Bank had commitments to originate $19.8 million of one-to-four family residential mortgage loans and commitments under standby letters of credit and unused lines of credit of approximately $2.4 million and $13.4 million, respectively. These commitments can be funded, as required, from the sources outlined above.

CAPITAL RESOURCES:

OTS regulations require the Bank to meet certain minimum regulatory capital requirements. The current requirements, and the Bank's actual levels as of June 30, 1997, are shown below (dollars in thousands):


                                                                                                       Excess
                                   Minimum                           Bank's                        ------------
 Capital Standard             Capital Requirements                Capital Position                  %         $
------------------            --------------------                ----------------               -----------------
Tangible                       1.5%          $12,996              6.9%          $59,711           5.4%     $46,715
Core                           3.0%           25,991              6.9%           59,711           3.9%      33,720
Risk                           8.0%           44,643             11.9%           66,687           3.9%      22,044


In September 1992, the federal banking agencies (including the OTS) adopted substantially similar regulations which are intended to implement the system of prompt corrective action established by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). These regulations became effective December 19, 1992. Under the regulations, a savings association shall be deemed to be "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized". At each successive downward level of capital, institutions are subject to more restrictions and regulators are given less flexibility in deciding how to deal with the bank or thrift.

At June 30, 1997 the Bank had regulatory capital substantially in excess of requirements. The Bank is deemed to be "well capitalized" by its regulators.

On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67. Management of the Bank believes that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will not adversely affect the Bank.

FDIC INSURANCE PREMIUMS:

The Federal Deposit Insurance Act ("FDIA"), as amended by the FDICIA, required the FDIC to establish a risk-based assessment system, to be effective no later than January 1, 1994. The risk-based assessment system established by the FDIC created nine assessment risk classifications. As of June 30, 1997, these assessment risk classifications carry premium rates ranging from 0.0% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. The insurance premium applicable to the Bank during the first semi-annual period of 1997 was 0.0% of insured deposits.

The deposits of the Bank are currently insured by the Savings Association Insurance Fund ("SAIF"). SAIF is administered by the FDIC. From 1997 through 1999, SAIF members must pay 6.4 basis points on insured deposits to fund the Financing Corporation (FICO) while Bank Insurance Fund ("BIF") member institutions will pay approximately 1.3 basis points.

NON-PERFORMING AND CLASSIFIED ASSETS:

Non-performing assets were $19.4 million at June 30, 1997 compared to $26.2 million at December 31, 1996 and $23.0 million at June 30, 1996. The decline from year-end 1996 was due to the payoff on a non-accrual $3.1 million commercial real estate loan and the sale of a $3.0 million commercial OREO property. The payoff on the non-accrual loan resulted in a recovery of $0.5 million which was credited to the allowance for loan losses. The sale of the commercial OREO property resulted in a $0.2 million gain on sale which was credited to net costs of operating OREO.

The following table presents information regarding the Company's non-performing assets, performing troubled debt restructurings, and accruing loans 90 days or more past contractual maturity at June 30, 1997 and December 31, 1996:


                                                                            At 6/30/97           At 12/31/96
                                                                            ----------           -----------
                                                                                 (Dollars in thousands)

Non-accrual loans:
    1-4 family residential real estate loans                                       $5,724               $5,453
    Commercial real estate and multi-family residential loans                       6,301                9,447
    Commercial business                                                               421                  436
    Home equity loans                                                                 125                  ---
Consumer loans 90 days or more past due as to interest and accruing                    12                   87
                                                                                   ------               ------

       Total non-performing loans                                                  12,583               15,423
Other real estate owned                                                             6,806               10,726
                                                                                  -------              -------
       Total non-performing assets                                                $19,389              $26,149
                                                                                  =======              =======

Allowance for loan losses                                                          $9,519              $ 8,652
                                                                                   ======              =======

Ratio of:

    Non-performing loans to total loans                                             1.95%                2.43%
                                                                                   ======               ======
    Non-performing assets to total assets                                           2.20%                3.05%
                                                                                   ======               ======
    Allowance for loan losses to total non-performing loans                        75.65%               56.10%
                                                                                   ======               ======
    Allowance for loan losses to total portfolio loans                              1.45%                1.35%
                                                                                   ======               ======

Total non-performing assets (details above)                                       $19,389              $26,149
Accruing loans 90 days or more past contractual maturity  (1)                       4,138                7,016
Performing troubled debt restructurings ("TDRs") (2)                               14,258                9,499
                                                                                 --------              -------

Total non-performing assets, accruing loans 90 days or
    more past contractual maturity, and performing TDRs                           $37,785              $42,664
                                                                                  =======              =======

Total non-performing loans and accruing loans 90 days or
    more past contractual maturity                                                $16,721              $22,439
                                                                                  =======              =======

Ratio of total allowance for loan losses to total non-performing
    loans and accruing loans 90 days or more past contractual maturity             56.93%               38.56%
                                                                                   ======               ======


(1) Consists of loans past due as to principal repayment but which continue to make interest payments in accordance with their terms and on which the Bank continues to accrue interest.

(2) Includes seasoned restructured non-performing loans returned to a performing status and/or restructured performing loans.

Classified assets, including unfunded commitments, as of June 30, 1997 and December 31, 1996 are set forth in the following table. Non-performing assets reported on the prior page are also "classified" assets and therefore, are also included in the table below:



                                                                     Classified Assets
                                                   -----------------------------------------
                                                                                       Total      Total
                                                   Substandard   Doubtful   Loss     6/30/97   12/31/96
                                                   -----------   --------   ----     -------   --------
                                                                         (in thousands)
Commercial real estate and multi-family
  residential loans                                    $ 7,426       ---   ---       $ 7,426   $12,375
1-4 family residential loans                             7,723      $ 65   ---         7,788     7,524
Other loans                                                554         7   ---           561       569
                                                      --------      ----   ---       -------  --------
   Total classified loans                               15,703        72   ---        15,775    20,468
Other real estate owned                                  6,270       536   ---         6,806    10,726
                                                      --------      ----   ---       -------  --------
   Total classified assets                             $21,973      $608   ---       $22,581   $31,194
                                                       =======      ====   ===       =======   =======


RESULTS OF OPERATIONS

General

Net income for the second quarter of 1997 was $1.2 million, or $0.09 per share, as compared with net income of $16 thousand or $0.00 per share for the second quarter of 1996. For the six months ended June 30, 1997, net income was $2.3 million, or $ 0.18 per share, compared to net income of $0.8 million, or $0.6 per share, for the first six months of 1996. Prior year results for the second quarter and first half of 1996 included a $894 thousand pre-tax loss related to commercial real estate loans "held for bulk sale" and a $200 thousand pre-tax charge for severance costs related to certain staff reductions.

The following table summarizes the net of tax results for 1997 and 1996:




                                                    Three months ended            Six months ended
                                                    ------------------            ----------------
                                                  6/30/97        6/30/96        6/30/97      6/30/96
                                                  -------        -------        -------      -------
Net income                                         $1,202          $  16        $2,328        $  802
Add back special items:
  Loss on commercial loans
    held for bulk sale                                ---            536           ---           536
  Severance costs                                     ---            120           ---           120
                                                   ------         ------        ------        ------
Earnings before special items                      $1,202          $ 672        $2,328        $1,458
                                                   ======         ======        ======        ======

The increase in earnings before special items from 1996 to 1997 reflects an increase in net interest-earning assets, increased fee income and an increase in deposits (which generally are lower costing than borrowings) as a percent of total funding.

Net Interest Income

Net interest income for the quarter ended June 30, 1997 was $6.8 million, an increase of $0.7 million over the $6.1 million reported in the second quarter of 1996. For the first six months of 1997 and 1996, net interest income was $13.6 million and $12.6 million, respectively. The Company's net interest margins were as follows:

                                         1997              1996
                                        ------            -----
            Second Quarter               3.31%             3.09%
            Six Months                   3.30%             3.19%

The Company's earnings are largely dependent on net interest income. Net interest income is affected by a number of variables including interest rate spread (that is, the difference between the yields on average interest-earning assets and the cost of average interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Non-performing assets have an adverse affect on net interest income. Net interest income and net interest margins have increased due, among other things, to lower levels of non-performing assets and improved yields on mortgage-backed securities.

The table below sets forth information relating to average interest-earning assets (including non-performing loans), average interest-bearing liabilities and net interest income during the periods indicated.



                                                                For three months ended June 30,
                                          ---------------------------------------------------------------------------
                                                             1997                                   1996
                                          ---------------------------------        ----------------------------------------
                                          Average                  Yield/           Average                        Yield/
                                          Balance      Interest    Rate (1)         Balance       Interest         Rate (1)
                                          -------      --------    --------         -------       --------         --------
                                                                     (dollars in thousands)

Interest-earning assets:
  Residential real estate loans           $397,144      $ 7,616       7.67%           $356,391      $ 6,926      7.77%
  Commercial real estate loans             213,068        5,171       9.63%            205,755        4,668      9.01%
  Installment loans                         33,585          734       8.77%             29,241          642      8.81%
  Commercial business loans                  7,337          161       8.80%              7,433          150      8.09%
  Mortgage-backed securities               135,619        2,226       6.57%            154,186        2,282      5.92%
  Other securities                          34,538          568       6.58%             27,415          436      6.36%
  Federal funds and other                      324            5       6.19%              5,473           68      4.98%
                                        ----------    ---------    --------           --------      -------     ------

Total interest-earning assets              821,615       16,481       8.01%            785,894       15,172      7.72%
                                         ---------     --------    --------           --------       ------     ------

Interest-bearing liabilities:

  Total deposits                           596,758        6,969       4.68%            544,481        6,216      4.58%
  Total borrowings  (2)                    181,619        2,716       6.00%            201,865        2,884      5.65%
                                         ---------     --------    --------           --------      -------     ------

Total interest-bearing liabilities         778,377        9,685       4.99%            746,346        9,100      4.89%
                                         ---------     --------    --------           --------      -------     ------

Excess of interest-earning assets
  over interest-bearing liabilities        $43,238                                     $39,548
                                         =========                                    ========

Net interest income                                      $6,796                                      $6,072
                                                      =========                                     =======

Interest rate spread  (3)                                             3.02%                                      2.83%
                                                                   ========                                     ======

Net interest margin  (4)                                              3.31%                                      3.09%
                                                                   ========                                     ======


(1) As adjusted for loan fees treated as adjustments to loan yields.

(2) Other borrowings include FHLB Advances, draws under the FHLB overnight line of credit, and securities sold under agreement to repurchase. The net cost of certain interest rate hedge agreements is included as a cost of borrowings. The net cost or (income) related to these interest rate hedge agreements was $104 thousand and ($1) thousand for the three months ended June 30, 1997 and 1996, respectively.

(3) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets, as annualized.

The table below sets forth information relating to the Company's average interest-earning assets (including non-performing loans), average interest-bearing liabilities and net interest income during the periods indicated.



                                                                For the six months ended June 30,
                                          --------------------------------------------------------------------------------
                                                             1997                                   1996
                                          ---------------------------------         ----------------------------------------
                                          Average                  Yield/           Average                        Yield/
                                          Balance      Interest    Rate (1)         Balance       Interest         Rate (1)
                                          -------      --------    --------         -------       --------         -------
                                                                      (dollars in thousands)

Interest-earning assets:
  Residential real estate loans          $397,046       $15,185        7.65%         $344,787      $13,492       7.83%
  Commercial real estate loans            212,669        10,173        9.51%          217,740       10,162       9.30%
  Installment loans                        32,796         1,419        8.73%           29,118        1,307       9.06%
  Commercial business loans                 7,253           310        8.62%            8,937          427       9.65%
  Mortgage-backed securities              138,157         4,559        6.60%          156,242        4,703       6.02%
  Other securities                         33,452         1,090        6.52%           28,556          904       6.37%
  Federal funds and other                   1,547            41        5.34%            3,896          101       5.22%
                                         --------        ------     --------          -------      -------       -----

Total interest-earning assets             822,920        32,777        7.97%          789,276       31,096       7.88%
                                        ---------     ---------     --------          -------     --------    --------


Interest-bearing liabilities:

  Total deposits                          589,813        13,604        4.65%          542,088       12,553       4.67%
  Total borrowings  (2)                   190,669         5,580        5.90%          207,783        5,959       5.73%
                                          -------     ---------     --------          -------      -------      ------

Total interest-bearing liabilities        780,482        19,184        4.96%          749,871       18,512       4.98%
                                          -------     ---------     --------          -------      -------      ------


Excess of interest-earning assets

  over interest-bearing liabilities       $42,438                                     $39,405
                                        =========                                     =======


Net interest income                                     $13,593                                    $12,584
                                                      =========                                    =======

Interest rate spread  (3)                                              3.01%                                     2.90%
                                                                   =========                                     =====

Net interest margin   (4)                                              3.30%                                     3.19%
                                                                    ========                                     =====

(1) As adjusted for loan fees treated as adjustments to loan yields.

(2) Other borrowings include FHLB Advances, draws under the FHLB overnight line of credit, and securities sold under agreement to repurchase. The net cost of certain interest rate hedge agreements is included as a cost of borrowings. The net cost related to these interest rate hedge agreements was $214 thousand and $38 thousand for the six months ended June 30, 1997 and 1996, respectively.

(3) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

Another factor affecting net interest income is interest rate sensitivity, which can be measured as the excess or deficiency of assets that mature or reprice in a particular period. Generally, where rate-sensitive liabilities exceed rate-sensitive assets (a negative gap), net interest margin will be negatively affected during periods of increasing interest rates and will be positively affected during periods of decreasing interest rates. Where rate-sensitive assets exceed rate-sensitive liabilities (a positive gap), net interest margin is positively affected during periods of increasing interest rates and negatively affected during periods of decreasing interest rates.

At June 30, 1997, the Company had a negative adjusted one-year gap of $31.5 million compared with a negative adjusted one-year gap of $29.8 million at December 31, 1996. The decline was due primarily to more fixed-rate commercial and residential real estate loans in portfolio. Interest rate swap, cap and collar agreements are used by the Company in an effort to lengthen the effective maturity of certain of the Bank's liabilities and are shown as an adjustment to interest-bearing liabilities. Core deposits are comprised of checking, passbook, NOW, club, and escrow accounts which do not have a stated maturity nor reprice. For interest-sensitivity measurement purposes, core deposits are assumed to be withdrawn at a rates ranging from 15% to 20% per year.

The following table summarizes interest-rate sensitive assets and liabilities at June 30, 1997 according to the time periods in which they are expected to reprice and the resulting gap for each time period (excluding non-performing and cash basis assets):



                                                                   Within              One to Five       Over Five
($ in millions)                                                   One Year               Years              Years
                                                                  --------               -----              -----

Total interest-earning assets (1)                                    $395.5               $254.5            $179.7
Total interest-bearing liabilities (2)                                512.0                228.7              58.1
                                                                      -----                -----             -----
                                                                     (116.5)                25.8             121.6
One year gap adjustments:
  Interest rate swap agreement (3)                                     20.0                (20.0)              ---
  Interest rate collar agreements (4)                                  65.0                (65.0)              ---
                                                                      -----                -----             -----

Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities                           $(31.5)              $(59.2)           $121.6
                                                                     ======               ======            ======

Excess (deficiency) as a percent of total assets                       (3.6%)               (6.7%)            13.8%
Cumulative excess (deficiency) as a percent of total assets            (3.6%)              (10.3%)             3.5%



(1) Fixed rate assets are scheduled by contractual maturity and adjustable rate assets are scheduled by the next repricing date. Normal amortization and prepayment estimates have been applied to both fixed rate and adjustable rate assets, where appropriate.

(2) For purposes of measuring sensitivity, interest-bearing liabilities are reduced by the amount of core deposits.

(3) The Bank entered into a $20.0 million notional amount interest rate swap agreement in March 1995 which will expire in March 2000. The rate swap agreement obligates the contract "seller" to pay the Bank a floating rate based on the three month LIBOR and obligates the Bank to pay the contract seller a fixed rate of 7.335%.

(4) The Bank entered into a total of $115.0 million notional amount interest rate collar agreements which will all expire by the year 2000; as of June 30, 1997, $50.0 million will expire within one year. These rate collar agreements have caps and floors indexed to 3 month LIBOR; as of June 30, 1997, 3 month LIBOR was 5.72% and within the collar range.

Total interest and dividend income increased by $1.3 million, or 8.6%, and $1.7 million, or 5.4%, respectively in the three and six month periods ended June 30, 1997 as compared to the comparable periods in 1996. The increase for the three and six month periods were largely due to higher average levels of interest-earning assets (led by residential mortgage originations), and by higher yields on commercial real estate loans and mortgage-backed securities.

Total interest expense on deposits and borrowings for the three and six month periods ended June 30, 1997 increased by $0.6 million and $0.7 million respectively over the comparable 1996 periods. The increases resulted from higher average funding levels and, for three months ended June 30, 1997, slightly higher rates. For the six months ended June 30, 1997, average retail deposits were 75.6% of total interest-bearing liabilities as compared with 72.3% for the prior year period.

Non-Interest Income

Total non-interest income for the three and six month periods ended June 30, 1997 was $0.8 million and $1.6 million respectively, compared with ($0.3) million and $0.2 million, respectively, during the comparable 1996 periods. Total non-interest income for the three and six month periods ended June 30, 1996 included a $0.9 million loss on commercial loans held for bulk sale. Excluding this special item from 1996, non-interest income for 1997 reflected increases over the comparable period of last year of $0.2 million and $0.5 million for the three and six month periods ended June 30, 1997, respectively. These increases of 42% and 50%, respectively, were due primarily to increased deposit levels and the number of branches, continued increases in the amount of fee income generated by the Bank's "High Performance Checking" account products, as well as fees earned on sales of alternative investment products.

Non-Interest Expense

Total non-interest expenses for the three and six month periods ended June 30, 1997 totalled $5.3 million and $10.6 million, respectively, compared to $5.6 million and $11.1 million during the comparable 1996 periods. The incremental operating expenses related to the six new in-store branches opened since June 30, 1996 were largely offset by lower deposit insurance premiums. 1996 operating expenses also included a non-recurring $0.2 million charge for severance costs related to June 1996 staff reductions.

Income Tax Expense

The combined effective income tax rate was approximately 40% for all periods reported herein.

                              PART II   OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these lawsuits will not have a material adverse effect on the financial condition or results of operation of the Company.

ITEM 2 - CHANGE IN SECURITIES - None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

2.1    Agreement and Plan of Reorganization, dated January       Incorporated by reference from Exhibit
       17, by and between Poughkeepsie Savings Bank, FSB,        2 to the Registration Statement on Form
       Poughkeepsie Interim Federal Savings Bank and             S-4 filed February 27, 1997 with the
       Poughkeepsie Financial Corp.                              Securities and Exchange Commission.

3.1    Certificate of Incorporation                              Incorporated by reference from Exhibit
                                                                 3(a) to the Registration Statement on
                                                                 Form S-4.

3.2    Bylaws                                                    Incorporated by reference from Exhibit
                                                                 3(b) to the Registration Statement on
                                                                 Form S-4.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         POUGHKEEPSIE FINANCIAL CORP.
                                         -------------------------------
                                         (Registrant)



Date:  August 12, 1997                    /s/ Joseph B. Tockarshewsky
       ---------------                   ---------------------------
                                         Joseph B. Tockarshewsky
                                         Chairman of the Board, President
                                         and Chief Executive Officer


Date:  August 12, 1997                    /s/ Robert J. Hughes
       ---------------                   --------------------
                                         Robert J. Hughes
                                         Executive Vice President and
                                         Chief Financial Officer