Form 10-Q
period 1997-09-30
POUGHKEEPSIE FINANCIAL CORP
filed 1997-11-12
CIK 1034718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER: 0-22599

                          POUGHKEEPSIE FINANCIAL CORP.

         DELAWARE                                      16-1518711
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                   249 MAIN MALL, POUGHKEEPSIE, NEW YORK 12602
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (914) 431-6200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING FOR THE PAST 90 DAYS.

                       YES   [X]             NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF NOVEMBER 6, 1997 WAS 12,596,425.

                    PAGE 1 OF 22 SEQUENTIALLY-NUMBERED PAGES

                          PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1 -  Financial Statements

     The information required by Rule 10-01 of Regulation S-X is included herein as follows:

     Consolidated Statements of Financial Condition
       at September 30, 1997, Unaudited, and at December 31, 1996.            3

     Consolidated Statements of Operations - Unaudited,
       for the three and nine month periods ended September 30,
       1997 and 1996.                                                         4

     Consolidated Statements of Cash Flows - Unaudited,
       for the nine month periods ended September 30, 1997 and 1996.          5

     Notes to Unaudited Consolidated Financial Statements.                    6

Item 2 -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    9

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk         20

                  PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings                                                   21

Item 2 - Change in Securities  -  NONE

Item 3 - Defaults Upon Senior Securities  -  N/A

Item 4 - Submission of Matters to a Vote of Security Holders  -  NONE

Item 5 - Other Information  - NONE

Item 6 - Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                   22

                   POUGHKEEPSIE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)
                                   (Unaudited)


                                                                      September 30,      December 31,
                                                                      -------------      ------------
                                                                         1997               1996
                                                                         ----               ----
ASSETS:
Cash and due from banks                                                $  7,956           $  6,863
Securities available for sale:
   Mortgage-backed securities                                           130,120            113,575
   Other securities                                                      24,236             22,215
Securities held to maturity:
   Mortgage-backed securities                                            26,832             29,957
                                                                       --------           --------
          Total securities                                              181,188            165,747
                                                                       --------           --------

Loans, net
   Residential real estate mortgage loans                               390,699            393,513
   Commercial real estate mortgage loans                                219,262            210,982
   Commercial business loans                                              8,446              7,194
   Installment loans                                                     36,948             31,194
                                                                       --------           --------
                                                                        655,355            642,883
   Allowance for loan losses                                             (8,834)            (8,652)
   Residential mortgage loans held for sale                               1,606                456
                                                                       --------           --------
          Total loans, net                                              648,127            634,687
                                                                       --------           --------

Federal Home Loan Bank stock                                             10,071              9,760
Accrued interest and dividends receivable                                 5,938              5,278
Bank premises and equipment                                               7,894              6,793
Other real estate owned                                                   5,572             10,726
Net deferred tax assets                                                  14,655             16,812
Other assets                                                              2,580              2,024
                                                                       --------           --------
          Total assets                                                 $883,981           $858,690
                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
   Savings accounts                                                    $ 98,480           $ 93,371
   Certificates of deposit                                              325,227            314,059
   Money market deposits                                                139,116            126,233
   Demand deposits                                                       48,908             41,583
                                                                       --------           --------
          Total deposits                                                611,731            575,246
                                                                       --------           --------

Advances from Federal Home Loan Bank                                     64,200             84,800
Securities sold under repurchase agreements                             120,739            113,894
Accrued interest payable                                                  1,222              1,618
Mortgagors' escrow deposits                                               3,290              4,134
Other liabilities                                                         8,363              7,330
                                                                       --------           --------
          Total liabilities                                             809,545            787,022
                                                                       --------           --------

Commitments and contingencies
Stockholders' equity:
   Preferred stock                                                         --                 --
   Common stock                                                             127                127
   Additional paid-in capital                                            66,763             66,736
   Retained earnings                                                      9,264              6,827
   Unrealized gains (losses) on securities                                  219                (85)
   Treasury stock, at cost                                               (1,937)            (1,937)
                                                                       --------           --------
          Total stockholders' equity                                     74,436             71,668
                                                                       --------           --------
          Total liabilities and stockholders' equity                   $883,981           $858,690
                                                                       ========           ========


                 See Notes to Consolidated Financial Statements

                  POUGHKEEPSIE FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                                THREE MONTHS          NINE MONTHS
                                                                    ENDED                ENDED
                                                                SEPTEMBER 30,        SEPTEMBER 30,
                                                               ----------------     ----------------
                                                                1997      1996       1997      1996
                                                               ------    ------     ------    ------

Interest and dividend income:
     Real estate mortgage loans                                $12,951   $12,093    $38,309    $35,747
     Other loans                                                   982       806      2,711      2,540
     Mortgage-backed securities                                  2,460     2,481      7,019      7,184
     Other securities                                              571       532      1,661      1,436
     Federal funds and money market investments                      4        26         45        127
                                                               -------   -------    -------    -------
       Total interest and dividend income                       16,968    15,938     49,745     47,034
                                                               -------   -------    -------    -------
Interest expense:
     Deposits                                                    7,270     6,559     20,873     19,112
     Borrowings                                                  2,699     3,035      8,279      8,994
                                                               -------   -------    -------    -------
       Total interest expense                                    9,969     9,594     29,152     28,106
                                                               -------   -------    -------    -------
       Net interest income                                       6,999     6,344     20,593     18,928
     Provision for loan losses                                     350       250        950        550
                                                               -------   -------    -------    -------
       Net interest income after provision for loan losses       6,649     6,094     19,643     18,378
                                                               -------   -------    -------    -------
Non-interest income:
     Retail banking fees and other income                        1,111       572      2,553      1,563
     Residential mortgage banking income                            62        25        200         85
     Loss on commercial loans held for bulk sale                   --        --        --         (894)
                                                               -------   -------    -------    -------
       Total non-interest income                                 1,173       597      2,753        754
                                                               -------   -------    -------    -------
Non-interest expenses:
     Salaries and wages                                          2,258     1,998      6,707      6,211
     Employee benefits                                             625       565      1,912      1,917
     Legal                                                         181        87        388        412
     Occupancy and equipment                                       788       614      2,182      1,845
     Deposit insurance                                             137       358        411      1,142
     SAIF special assessment                                       --      2,624        --       2,624
     Net cost of operating other real estate owned                 615       237      1,017        904
     Advertising and promotion                                     257       232        809        784
     Data processing                                               199       151        550        496
     Other                                                         983       807      2,713      2,437
                                                               -------   -------    -------    -------
       Total non-interest expenses                               6,043     7,673     16,689     18,772
                                                               -------   -------    -------    -------
       Income (loss) before income taxes                         1,779      (982)     5,707        360
Income tax expense (benefit)                                       725      (394)     2,325        146
                                                               -------   -------    -------    -------
       Net income (loss)                                        $1,054    ($ 588)    $3,382     $  214
                                                               =======   =======    =======    =======

Net income (loss) per common and common equivalent
       share (Note 3)                                           $ 0.08    ($0.05)    $ 0.26     $ 0.02
                                                               =======   =======    =======    =======

Dividends per share                                             $0.025    $0.025     $0.075     $0.075
                                                               =======   =======    =======    =======


                 See Notes to Consolidated Financial Statements

                   POUGHKEEPSIE FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                           Increase (decrease) in cash
                                   (Unaudited)



                                                                                      Nine Months Ended
                                                                                          September 30,
                                                                                 ------------------------------
                                                                                     1997               1996

Cash flows from operating activities:
  Net income                                                                      $  3,382           $    214
  Adjustments to reconcile net income to net cash
   provided by operating activities:
        Provision for loan losses                                                      950                550
        Writedowns on other real estate owned                                          718                135
        Writedowns on loans held for bulk sale                                        --                  894
        Depreciation                                                                   700                546
        Amortization of premiums and discounts on mortgage-backed
             securities, other securities and loans                                    828                552
        Gains on sales of assets, net                                                  (88)               (43)
        Deferred tax expense                                                         2,325                146
        Increase in interest and dividend receivable                                  (660)               (39)
        Increase in other assets                                                      (857)              (466)
        Decrease in interest payable                                                  (396)              (635)
        Increase in other liabilities                                                1,033              3,036
        Increase in residential loans held for sale                                 (1,150)               (77)
                                                                                  --------           --------
        Net cash provided by operating activities                                    6,785              4,813
                                                                                  --------           --------


Cash flows from investing activities:
    Purchase of mortgage-backed securities - available for sale                    (34,007)           (19,841)
    Purchase of other securities - available for sale                               (7,001)           (19,459)
    Proceeds from sales of mortgage-backed securities - available for sale            --                  233
    Proceeds from sales of other securities - available for sale                      --               18,126
    Principal repayments on mortgage-backed securities - available for sale         17,322             28,606
    Principal repayments on mortgage-backed securities - held to maturity            3,134              2,818
    Proceeds from maturities of other securities -  available for sale               5,051                129
    FHLB Stock purchases                                                              (310)              (843)
    Loan originations, net of repayments                                           (41,096)           (92,946)
    Proceeds from sales of commercial loans held for bulk-sale                        --               33,100
    Proceeds from sales of loans in portfolio                                       29,142              9,106
    Purchases of fixed assets                                                       (1,801)              (931)
    Proceeds from sale of other real estate owned                                    2,906              2,063
                                                                                  --------           --------
  Net cash used in investing activities                                            (26,660)           (39,839)
                                                                                  --------           --------

Cash flows from financing activities:
    Net increase in demand, money market, and savings accounts                      25,317             22,479
    Net increase in time deposits                                                   11,168              8,540
    Net increase in repurchase agreements                                            6,845             83,855
    Net decrease in short-term FHLB borrowings                                     (20,600)           (80,499)
    Decrease in escrow deposits                                                       (844)              (576)
    Stock issued                                                                        27                 33
    Dividends paid                                                                    (945)              (941)
                                                                                  --------           --------
  Net cash provided by financing activities                                         20,968             32,891
                                                                                  --------           --------

Net increase (decrease) in cash and cash equivalents                                 1,093             (2,135)
Cash and cash equivalents, beginning of period                                       6,863              9,960
                                                                                  --------           --------
Cash and cash equivalents, end of period                                          $  7,956           $  7,825
                                                                                  ========           ========

                 See Notes to Consolidated Financial Statements

POUGHKEEPSIE FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - FORMATION OF HOLDING COMPANY

Poughkeepsie Financial Corp., a Delaware corporation, is a thrift holding company whose sole subsidiary is Bank of the Hudson (the "Bank"). On May 30, 1997, the Bank completed a reorganization and formation of a thrift holding company - Poughkeepsie Financial Corp. The holding company structure and reorganization was approved by the shareholders of the Bank on April 30, 1997. As a result of the holding company formation, each share of common stock of the "Bank" became one share of common stock of Poughkeepsie Financial Corp.

NOTE 2 - PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Poughkeepsie Financial Corp. (together with its subsidiary, the "Company") include all adjustments which management believes necessary for a fair presentation of the Company's financial condition at September 30, 1997, the results of its operations for the three and nine month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine months then ended. Adjustments are of a normal recurring nature. The consolidated financial statements and related notes have been prepared in accordance with Regulation S-X under the Securities Exchange Act of 1934, as amended, and consequently, do not include all information and notes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures in the Annual Report on Form 10-K for the year ended December 31, 1996 issued by Poughkeepsie Savings Bank, FSB. As the Bank represents the Company's sole investment, the interim periods presented herein are comparable to prior year data.

NOTE 3 - EARNINGS PER SHARE

Earnings per share were based on 13,263,963 and 13,154,340 weighted average shares outstanding (including the dilutive effect of stock options) during the three and nine months ended September 30, 1997, compared to 12,890,994 and 12,907,096 during the comparable periods of 1996. The weighted average number of common shares outstanding excludes 105,000 shares of treasury stock for the nine months ended September 30, 1997 and 1996, respectively.

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

The table below summarizes the basic and fully diluted EPS that the Company would have reported had SFAS No. 128 been applied at September 30, 1997.

                                        Three Months Ended               Nine Months Ended
                                          September 30,                    September 30,
                                        -----------------                ---------------
                                         1997          1996              1997         1996
                                         ----          ----              ----         ----
           Basic                         $.08         $(.05)             $.27         $.02
           Diluted                        .08          (.05)              .25          .02



NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents includes cash, amounts due from banks, federal funds sold and money market investments. Supplemental cash flow disclosures are as follows:

                                                       Nine months ended September 30,
                                                       -------------------------------
                                                         1997                   1996
                                                         ----                   ----
                                                               ($ in thousands)
   Cash paid during period for:
     Interest credited on deposits                       $20,810            $19,033
     Interest paid on borrowings                           8,739              9,997
     Income/franchise taxes paid                             408                198

   Non-cash investing and financing activities:
     (Decrease) increase in net unrealized losses
      on available for sale securities, net of
      deferred tax effect                                $ (304)            $   101
     Investment securities transferred from
       available-for-sale to held-to-maturity
       category                                            --                35,300
     Loans transferred to OREO                              750                 798
     Loans to facilitate the sale of OREO                 2,585               4,469
     Commercial loans held for bulk sale
       returned to portfolio                               --                26,700

NOTE 5 - TRANSFERS AND SERVICING OF FINANCIAL ASSETS

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

NOTE 6 - AGREEMENT AND PLAN OF MERGER

On October 22, 1997, Poughkeepsie Financial Corp. ("PFC") and HUBCO, Inc. ("HUBCO"), a New Jersey corporation and registered bank holding company, announced the signing of a definitive merger agreement. Under terms of the agreement each share of PFC Common Stock will be exchanged for .30 shares of HUBCO Common Stock, as long as the median closing price for HUBCO Common Stock during a pre-closing period is at or above $33.33. If the median HUBCO price during the pre-closing period is below $33.33 but above $31.25, each share of PFC Common Stock would be exchanged for shares of HUBCO Common Stock with a value of $10.00. If HUBCO's median pre-closing price is $31.25 or below, a maximum exchange ratio of .32 would apply. The agreement also provides that PFC will be able to increase its quarterly cash dividend to an amount substantially equivalent to HUBCO's cash dividend as adjusted for the exchange ratio. In connection with the Agreement, PFC issued an option, exercisable under certain circumstances, to HUBCO to purchase up to 2,000,000 shares of authorized and unissued PFC Common Stock at a price of $7.875 per share. The Merger Agreement contains customary anti-dilution measures; however, no anti-dilution adjustments will be made with respect to HUBCO's 3% stock dividend to be paid on December 1, 1997 to stockholders of record on November 13, 1997.

During the third quarter of 1997, PFC expensed $212,000 of costs ($127,000 net of tax) related to the definitive merger agreement. The merger, which is expected to close in the first quarter of 1998, is expected to be treated as a tax-free exchange of HUBCO Common Stock for Poughkeepsie Financial Corp. Common Stock and be accounted for as a pooling of interests.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

On October 22, 1997, Poughkeepsie Financial Corp. ("PFC") and HUBCO, Inc. ("HUBCO"), a New Jersey corporation and registered bank holding company, announced the signing of a definitive merger agreement which sets forth the terms and conditions under which PFC will merge with and into HUBCO. PFC is the holding company for Bank of the Hudson (formerly known as Poughkeepsie Savings Bank, FSB) (the "Bank").The merger is expected to close in the first quarter of 1998. See Note 6 to Consolidated Financial Statements (Unaudited).

On May 30, 1997 PFC became the parent company of the Bank via a simple reorganization. The Holding Company structure and reorganization was previously approved by the shareholders of the Bank. As of September 30, 1997, the Company's sole subsidiary was the Bank.

The Bank is a federally chartered, federally insured savings association headquartered in Poughkeepsie, New York. The Bank was chartered as a mutual savings bank by the New York State legislature in 1831, converted to a federal mutual savings bank in 1981 and converted to stock form in 1985. On October 14, 1997, the Bank changed its name from Poughkeepsie Savings Bank, FSB to Bank of the Hudson.

In the following discussion, references to the "Company" relate to the Poughkeepsie Financial Corp. together with its subsidiary, Bank of the Hudson.

In recent years the business of the Company has consisted primarily of obtaining funds in the form of deposits and borrowings and using such funds to originate 1-4 family residential mortgages, income property mortgages, commercial business loans, consumer and student loans along with investing in mortgage-backed and other securities. The Company conducts community banking operations in the Mid-Hudson Valley region of New York and contiguous counties through fifteen retail branches and eight residential loan offices. A sixteenth retail branch is expected to open in November 1997 in Fishkill, New York.

The Bank's core, tangible and risk-based capital ratios at September 30, 1997 were 7.06%, 7.06% and 12.10%, respectively, all of which substantially exceed regulatory and statutory requirements for the Bank to be designated as "well capitalized."

The earnings of the Company are largely dependent upon net interest income from its banking operations and on non-interest income. Net interest income is the difference between interest earned on its loan and security portfolios and interest paid on its deposit accounts and borrowed funds. Non-interest income includes: gains (losses) on the sale of loans and securities; deposit account and transaction fees; late charges on commercial, residential and installment loans; and net commission income earned by the Bank's financial services department.

FINANCIAL CONDITION:

At September 30, 1997, the consolidated assets of the Company totaled $884.0 million, an increase of $25.3 million from December 31, 1996.

The 1-4 family residential real estate mortgage loan portfolio of $390.7 million at Seqtember 30, 1997 decreased by $2.8 million from December 31, 1996. During the nine month period ended September 30, 1997, the Company originated $56.4 million of residential mortgage loans compared with $104.9 million originated during the same period of 1996. In the first nine months of 1997, $29.1 million of residential loans were sold to secondary market investors; servicing rights were retained on a majority of loans sold. During the quarter ended September 30, 1997, the Company moved $2.5 million of residential real estate loans into the held for sale category. These loans were generally non-performing and were transferred to the held for sale category net of $1.0 million of charge-offs to reflect lower of cost or market value. The sale of these loans was completed on October 31, 1997.

The commercial real estate mortgage loan portfolio of $219.3 million at September 30, 1997 increased by $8.3 million or 3.9% from December 31, 1996. The increase was primarily the result of commercial real estate loan originations and advances within the Company's market area. For the nine months ended September 30, 1997, commercial real estate loan originations/advances totaled $67.6 million compared with $52.8 million for the prior year period.

During the nine month period ended September 30, 1997, the allowance for loan losses increased by $0.2 million as recoveries of $0.8 million and provisions of $1.0 million were largely offset by charge-offs of $1.6 million. The allowance for loan losses is maintained at a level which management considers adequate based on its regular review of the loan portfolios and certain individual loans, taking into consideration the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and the associated risks. The allowance for loan losses was 75.81% of non-performing loans and 1.34% of total portfolio loans at September 30, 1997 as compared with 56.10% and 1.35%, respectively, at December 31, 1996. A substantial portion of the Company's loans are secured by commercial real estate and, accordingly, the performance of such loans may be affected by market conditions for such real estate. While management uses available information to anticipate losses on loans, future additions to the allowance or further reductions in net carrying values may be necessary based on changes in economic conditions.

Mortgage-backed securities, including both "available for sale" and "held to maturity" classifications, increased from $143.5 million at the prior year-end to $157.0 million at September 30, 1997 due to the purchase of agency securities during the second and third quarters of 1997.

Other real estate owned ("OREO") aggregated $5.6 million at September 30, 1997. The following table summarizes the gross activity during the first nine months of 1997:


                                Commercial         Residential
                                   OREO               OREO             Total
                                -----------        -----------         -------
                                                ($ in thousands)
Balance at 12/31/96               $ 9,733             $ 993            $10,726
  Real estate acquired in
    settlement of loans               --                750                750
  Capital improvements                305               --                 305
  Sales/dispositions               (1,626)           (1,280)            (2,906)
  Transfer to performing loans     (2,585)              --              (2,585)
  Net excess cash flow                --                --                 --
  Write-downs                        (664)              (54)              (718)
                                  -------             ------            ------
Balance at 9/30/97                $ 5,163             $ 409             $5,572
                                  =======             ======            ======


Other real estate owned is carried at the lower of cost or estimated fair value less anticipated costs of disposition; OREO primarily represents assets acquired in settlement or foreclosure of loans. At September 30, 1997, the Bank's largest commercial OREO asset, a residential sub-division located in Westchester County, New York, amounted to $1.7 million. As of September 30, 1997 all commercial OREO properties were located in New York. While management uses available information to estimate fair value, further reductions in net carrying value may be necessary based on changes in economic conditions. The amount of OREO, which is mainly attributable to deterioration in prior periods in the related real estate markets, produces a corresponding reduction in interest-earning assets and net interest income. The assets held as OREO are expected to continue to negatively affect the earnings of the Company until the properties are sold or rented and the resulting proceeds are invested in interest-earning assets or are used to reduce interest-bearing liabilities. Sales of such properties also may result in the recognition of additional losses.

In addition, the OTS, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses and the net carrying value of OREO. The OTS completed its most recent examination of the Bank in December 1996.

Deposits were $611.7 million at September 30, 1997, an increase of $36.5 million, or 6.3%, from year-end 1996. All deposit types posted increases. There were no brokered deposits at either September 30, 1997 or December 31, 1996 as the Bank has not used this as a source of funding. The Bank opened four new supermarket branches during the nine months ended September 30, 1997; the Bank now has nine supermarket branches and six traditional branches. A seventh traditional branch is scheduled to open in Fishkill, New York in November 1997.

Total borrowings decreased by $13.8 million, or 6.9%, from year-end 1996 to $184.9 million at September 30, 1997. Deposit growth was used to fund asset growth and pay down short-term borrowings.

Stockholders' equity at September 30, 1997 was $74.4 million, an increase of $2.8 million or 3.8% from December 31, 1996. This increase resulted from net income of $3.4 million for the nine months ended September 30, 1997 and higher unrealized gains on "available for sale" investment securities, reduced by cash dividends of $0.9 million. Quarterly cash dividends of $0.025 per share were paid in March, June and September of 1997. On October 28, 1997, the Company declared an adjusted quarterly cash dividend of $0.05 per share to be paid on December 4, 1997 to stockholders of record on November 14, 1997.

The following table summarizes the calculation of the Company's book value per share at September 30, 1997 and December 31, 1996:

                                              September 30, 1997        December 31, 1996
                                              ------------------         -----------------
 Total stockholders' equity                       $74,436,000              $71,668,000
                                                  ===========              ===========
 Total shares issued                               12,700,325               12,696,825
   Less:
    Treasury shares                                   105,000                  105,000
                                                  -----------              -----------
 Net shares outstanding                            12,595,325               12,591,825
                                                  ===========              ===========
 Book value per share                                   $5.91                    $5.69
                                                 ============              ===========

The Company regularly monitors its interest rate risk position on a duration, gap and simulation basis. As a result of the overall management of the Company's loan and investment portfolios, deposits and other borrowings, the Company's one year effective gap was (4.0)% of total assets at September 30, 1997, and (3.5)% of total assets at December 31, 1996, as summarized in the following table (in millions):

                                                 September 30, 1997      December 31, 1996
                                                 ------------------      -----------------
Assets repricing or maturing in
 less than one year                                    $397.7                   $413.3
Liabilities repricing or maturing in
 less than one year                                     619.9                    651.7
                                                   ----------               ----------
                                                       (222.2)                 (238.4)
One year gap adjustments
    Impact of core deposits                             102.0                    93.6
    Interest rate hedge agreements                       85.0                   115.0
                                                   ----------              ----------
One year effective gap                                 $(35.2)                 $(29.8)
                                                   ==========              ===========

The one year effective gap is discussed further in the section "Results of Operations" contained herein.

LIQUIDITY:

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, scheduled debt repayments, operating expenses, deposit withdrawals, and to satisfy regulatory requirements described below.

The Bank has the ability to borrow funds from several sources. The Bank is a member of the Federal Home Loan Bank of New York ("FHLBNY") and, at September 30, 1997, the Bank has a $84.8 million ($55.5 million unused) overnight line of credit available with the FHLBNY.

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

In 1984, the Bank sold tax-exempt municipal investment securities subject to a 14 day put option, under certain circumstances, to a unit investment trust. The transaction was accounted for as a borrowing due to the recourse nature of the put option and the municipal securities are included in "mortgage-backed securities". The underlying collateral to the municipal security is a first mortgage secured by a commercial property. The Bank believes that this underlying mortgage may prepay faster than originally anticipated. Such prepayment would cause the dissolution of the put option as well as the elimination of the Bank's investment and borrowing. Such prepayment could result in a loss to the Bank. The loss, had such prepayment occurred at September 30, 1997, would have been approximately $210 thousand.

Under OTS regulations, the Bank is required to maintain a minimum "regulatory liquidity" ratio. This ratio, defined as the ratio of the average daily balance of liquid assets to the average daily balance of net withdrawable accounts plus short term borrowings, is currently set at 5.0%, but may be changed from time to time. The Bank's policy is to maintain a liquidity ratio in excess of the regulatory minimum. The Bank complied with this requirement throughout the period.

At September 30, 1997, the Bank had commitments to originate $37.4 million of one-to-four family residential mortgage loans and commitments under standby letters of credit and unused lines of credit of approximately $2.7 million and $14.3 million, respectively. These commitments can be funded, as required, from the sources outlined above.

CAPITAL RESOURCES:

OTS regulations require the Bank to meet certain minimum regulatory capital requirements. The current requirements, and the Bank's actual levels as of September 30, 1997, are shown below (dollars in thousands):


                                                                                                      Excess
                                   Minimum                             Bank's                     --------------
 Capital Standard             Capital Requirements                 Capital Position                  %         $
------------------            --------------------                 ----------------               -------  -----
Tangible                       1.5%          $13,063              7.1%          $61,457           5.6%     $48,394
Core                           3.0%           26,126              7.1%           61,457           4.1%      35,331
Risk                           8.0%           45,298             12.1%           68,526           4.1%      23,228

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

At September 30, 1997 the Bank had regulatory capital substantially in excess of requirements for the Bank to be designated as "well capitalized".

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

FDIC INSURANCE PREMIUMS:

The Federal Deposit Insurance Act ("FDIA"), as amended by the FDICIA, required the FDIC to establish a risk-based assessment system, to be effective no later than January 1, 1994. The risk-based assessment system established by the FDIC created nine assessment risk classifications. As of September 30, 1997, these assessment risk classifications carry premium rates ranging from 0.0% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. The insurance premium applicable to the Bank during the 1997 semi-annual assessment periods was 0.0% of insured deposits.

The deposits of the Bank are currently insured by the Savings Association Insurance Fund ("SAIF"). SAIF is administered by the FDIC. From 1997 through 1999, SAIF members must pay 6.4 basis points on insured deposits to fund the Financing Corporation (FICO) while Bank Insurance Fund ("BIF") member institutions will pay approximately 1.3 basis points.

NON-PERFORMING AND CLASSIFIED ASSETS:

Non-performing assets were $17.2 million at September 30, 1997 compared to $26.1 million at December 31, 1996 and $23.4 million at September 30, 1996. The decline from year-end 1996 was due to the payoff on a non-accrual $3.1 million commercial real estate loan, the sale of a $3.0 million commercial OREO property, and charge-offs/write-downs totaling $1.4 million. The payoff on the non-accrual loan resulted in a recovery of $0.5 million which was added to the allowance for loan losses. The sale of the commercial OREO property resulted in a $0.2 million gain on sale which reduced the net costs of operating OREO.

The following table presents information regarding the Company's non-performing assets, performing troubled debt restructurings, performing investment in real estate, and accruing loans 90 days or more past contractual maturity at September 30, 1997 and December 31, 1996:

                                                                        At 9/30/97           At 12/31/96
                                                                        ----------           -----------
                                                                            (Dollars in thousands)
Non-accrual loans:
    1-4 family residential real estate loans                            $  4,554              $  5,453
    Commercial real estate and multi-family residential loans              6,557                 9,447
    Commercial business                                                      414                   436
    Home equity loans                                                        125                   --
Consumer loans 90 days or more past due as to interest and accruing            2                    87
                                                                        --------              --------
       Total non-performing loans                                         11,652                15,423
Other real estate owned                                                    5,572                10,726
                                                                        --------              --------
       Total non-performing assets                                      $ 17,224              $ 26,149
                                                                        ========              ========
Allowance for loan losses                                               $  8,834              $  8,652
                                                                        ========              ========
Ratio of:
    Non-performing loans to total loans                                    1.80%                 2.43%
                                                                        ========              ========
    Non-performing assets to total assets                                  1.95%                 3.05%
                                                                        ========              ========
    Allowance for loan losses to total non-performing loans               75.81%                56.10%
                                                                        ========              ========
    Allowance for loan losses to total portfolio loans                     1.34%                 1.35%
                                                                        ========              ========

Total non-performing assets (details above)                             $ 17,224              $ 26,149
Accruing loans 90 days or more past contractual maturity (1)               5,410                 7,016
Performing troubled debt restructurings ("TDRs") (2)                      14,393                 9,499
                                                                        --------             ---------
Total non-performing assets, accruing loans 90 days or
    more past contractual maturity, and performing TDRs                 $ 37,027              $ 42,664
                                                                        ========             =========
Total non-performing loans and accruing loans 90 days or
    more past contractual maturity                                      $ 17,062              $ 22,439
                                                                        ========             =========
Ratio of total allowance for loan losses to total non-performing
    loans and accruing loans 90 days or more past contractual maturity    51.78%                38.56%
                                                                        ========             =========

(1) Consists of loans past due as to principal repayment but which continue to make interest payments in accordance with their terms and on which the Bank continues to accrue interest.

(2) Includes seasoned restructured non-performing loans returned to a performing status and/or restructured performing loans.

Classified assets, including unfunded commitments, as of September 30, 1997 and December 31, 1996 are set forth in the following table. Non-performing assets reported on the prior page are also "classified" assets and therefore, are also included in the table below:

                                                              Classified Assets
                                                   -----------------------------------------
                                                                                      Total      Total
                                                   Substandard  Doubtful  Loss       9/30/97   12/31/96
                                                   -----------  --------  ----       -------   --------
                                                                   (in thousands)
Commercial real estate and multi-family
  residential loans                                    $ 7,245         -     -        $ 7,245   $12,375
1-4 family residential loans                             7,572         -     -          7,572     7,524
Other loans                                                543         -     -            543       569
                                                      --------      ----   ---      ---------  --------
   Total classified loans                               15,360         -     -         15,360    20,468
Other real estate owned                                  5,372      $200     -          5,572    10,726
                                                      --------      ----   ---      ---------  --------
   Total classified assets                             $20,732      $200     -        $20,932   $31,194
                                                      ========      ====  ====      =========  ========

RESULTS OF OPERATIONS
General

Net income for the third quarter of 1997 was $1.1 million, or $0.08 per share, as compared with a net loss of $0.6 million or $(0.05) per share for the third quarter of 1996. For the nine months ended September 30, 1997, net income was $3.4 million, or $ 0.26 per share, versus net income of $0.2 million, or $0.2 per share, for the first nine months of 1996. Results for 1996 included a $1.6 million (net of tax) special assessment to re-capitalize the SAIF insurance fund recorded in September of 1996 and a $0.5 million (net of tax) loss related to commercial real estate loans "held for bulk sale" recorded in June 1996. The effect of these items was to reduce 1996 results by $0.12 per share in the third quarter and by $0.16 per share for the nine months ended September 30, 1996. Adjusting for these special items, comparable results for the three and nine months ended September 30, 1996 would have been $0.07 and $0.18 per share, respectively.

The following table summarizes the net of tax results for 1997 and 1996:

                                                        Three months ended            Nine months ended
                                                        -------------------           -----------------
                                                       9/30/97       9/30/96       9/30/97      9/30/96
                                                       -------       -------       -------      -------
Net income (loss)                                       $1,054        $ (588)      $3,382        $  214
SAIF special assessment                                   --           1,575          --          1,575
Loss on commercial loans held for bulk sale               --             --           --            536
                                                        ------        -------      ------      --------
Comparable earnings                                     $1,054        $  987       $3,382        $2,325
                                                        ------        -------      ------      --------

The increase in comparable earnings from 1996 to 1997 reflects a stronger balance sheet, increased fee income and an increase in deposits as a percent of total funding. Third quarter and year-to-date 1997 results are net of $127 thousand (net of tax) of professional services costs incurred in connection with the merger agreement with HUBCO.

Net Interest Income

Net interest income for the quarter ended September 30, 1997 was $7.0 million, an increase of $0.7 million over the $6.3 million reported in the third quarter of 1996. For the first nine months of 1997 and 1996, net interest income was $20.6 million and $18.9 million, respectively. The Company's net interest margins were as follows:

                                                  1997              1996
                                                 ------            -----
           Third Quarter                          3.34%             3.14%
           Nine Months                            3.32%             3.17%

The Conpany's earnings are largely dependent on net interest income. Net interest income is affected by a number of variables including interest rate spread (that is, the difference between the yields on average interest-earning assets and the cost of average interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Non-performing assets have an adverse affect on net interest income. Net interest income and net interest margins have increased due to lower levels of non-performing assets and improved yields on mortgage-backed securities.

The table below sets forth information relating to average interest-earning assets (including non-performing loans), average interest-bearing liabilities and net interest income during the periods indicated.

                                                              For the quarter ended September 30,
                                        -------------------------------------------------------------------------------
                                                        1997                                   1996
                                        -------------------------------------    --------------------------------------
                                          Average                  Yield/           Average                     Yield/
                                          Balance      Interest    Rate (1)         Balance       Interest     Rate (1)
                                          -------      --------    -------          -------       --------     --------
                                                                     (dollars in thousands)

Interest - earning assets:
  Residential real estate loans          $395,448        $7,572        7.66%         $377,253      $ 7,211       7.65%
  Commercial real estate loans            214,354         5,379        9.87%          210,670        4,882       9.12%
  Installment loans                        35,654           811        9.02%           29,694          664       8.87%
  Commercial business loans                 7,707           171        8.81%            6,676          142       8.44%
  Mortgage Backed Securities              149,377         2,460        6.59%          151,125        2,481       6.56%
  Other Securities                         34,247           571        6.67%           31,801          532       6.65%
  Federal funds and other                     328             4        5.32%            1,978           26       5.21%
                                       ----------        ------     --------          -------      -------       -----
Total earning assets                      837,115        16,968        8.06%          809,197       15,938       7.81%
                                        ---------     ---------     --------          -------     --------    --------
Interest - bearing liabilities:
  Total deposits                          615,394         7,270        4.69%          558,532        6,559       4.66%
  Total borrowings  (2)                   178,299         2,699        6.01%          209,338        3,035       5.75%
                                          -------     ---------     --------          -------      -------      ------
Total paying liabilities                  793,693         9,969        4.98%          767,870        9,594       4.96%
                                          -------     ---------     --------          -------      -------      ------
Excess of interest-earning assets
  over interest-bearing liabilities       $43,422                                     $41,327
                                        =========                                     =======
Net interest income                                     $ 6,999                                    $ 6,344
                                                      =========                                    =======
Interest rate spread  (3)                                              3.08%                                     2.85%
                                                                   =========                                     =====
Net interest margin   (4)                                              3.34%                                     3.14%
                                                                   =========                                     =====

(1) As adjusted for loan fees treated as adjustments to loan yields.

(2) Borrowings include FHLB Advances, draws under the FHLB overnight line of credit, and securities sold under agreement to repurchase. The net cost of certain interest rate hedge agreements is included as a cost of borrowings. The net cost related to these interest rate hedge agreements was $105 thousand and $5 thousand for the three months ended September 30, 1997 and 1996, respectively.

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

                                                                For nine months ended September 30,
                                          ------------------------------------------------------------------------------
                                                             1997                                   1996
                                          ------------------------------------     -------------------------------------
                                          Average                  Yield/           Average                     Yield/
                                          Balance      Interest    Rate (1)         Balance       Interest     Rate (1)
                                          -------      --------    --------         -------       --------     --------
                                                                     (dollars in thousands)
Interest-earning assets:
  Residential real estate loans           $396,508      $22,757       7.65%           $355,688      $20,704      7.76%
  Commercial real estate loans             213,237       15,552       9.62%            215,365       15,043      9.21%
  Installment loans                         33,759        2,230       8.83%             29,311        1,971      8.96%
  Commercial business loans                  7,406          481       8.69%              8,178          569      9.28%
  Mortgage-backed securities               141,897        7,019       6.60%            153,353        7,184      6.25%
  Other securities                          33,720        1,661       6.57%             29,645        1,436      6.46%
  Federal funds and other                    1,136           45       5.25%              3,252          127      5.19%
                                        ----------    ---------    --------           --------      -------     ------
Total Earning Assets                       827,663       49,745       8.01%            794,792       47,034      7.88%
                                         ---------     --------    --------           --------       ------     ------
Interest-bearing liabilities:
  Total deposits                           598,434       20,873       4.66%            548,617       19,112      4.64%
  Total borrowings  (2)                    186,500        8,279       5.94%            211,395        8,994      5.67%
                                         ---------     --------    --------           --------      -------     ------
Total paying liabilities                   784,934       29,152       4.97%            760,012       28,106      4.93%
                                         ---------     --------    --------           --------     --------     ------
Excess of interest-earning assets
  over interest-bearing liabilities        $42,729                                     $34,780
                                         =========                                    ========
Net interest income                                     $20,593                                     $18,928
                                                     ==========                                    ========
Interest rate spread  (3)                                             3.04%                                      2.95%
                                                                   ========                                     ======
Net Interest Margin  (4)                                              3.32%                                      3.17%
                                                                   ========                                     ======


(1) As adjusted for loan fees treated as adjustments to loan yields.

(2) Borrowings include FHLB Advances, draws under the FHLB overnight line of credit, and securities sold under agreement to repurchase. The net cost of certain interest rate hedge agreements is included as a cost of borrowings. The net cost related to these interest rate hedge agreements was $318 thousand and $35 thousand for the nine months ended September 30, 1997 and 1996, respectively.

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

At September 30, 1997, the Company had a negative adjusted one-year gap of $35.2 million compared with a negative adjusted one-year gap of $29.8 million at December 31, 1996. The decline was due primarily to more fixed-rate commercial and residential real estate loans in portfolio. Interest rate swap, cap and collar agreements are used to effectively lengthen the maturity of certain of the Bank's liabilities and are shown as an adjustment to interest-bearing liabilities. Core deposits are comprised of checking, passbook, NOW, club, and escrow accounts which do not have a stated maturity nor reprice. For interest-sensitivity measurement purposes, core deposits are assumed to be withdrawn at a rates ranging from 15% to 20% per year.

The following table summarizes interest-rate sensitive assets and liabilities at September 30, 1997 according to the time periods in which they are expected to reprice and the resulting gap for each time period (excluding non-performing and cash basis assets):

                                                                   Within              One to Five       Over Five
($ in millions)                                                   One Year               Years              Years
                                                                  --------               -----              -----
Total interest-earning assets (1)                                    $397.7               $269.9            $169.0
Total interest-bearing liabilities (2)                                517.9                223.7              58.5
                                                                      -----               ------            ------
                                                                     (120.2)                46.2             110.5
One year gap adjustments:
  Interest rate swap agreement (3)                                     20.0                (20.0)              --
  Interest rate collar agreements (4)                                  65.0                (65.0)              --
                                                                     ------               ------            ------
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities                           $(35.2)              $(38.8)           $110.5
                                                                     ======               ======            ======
Excess (deficiency) as a percent of total assets                      (4.0%)                (4.4%)            12.5%
Cumulative excess (deficiency) as a percent of total assets           (4.0%)                (8.4%)             4.1%

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

(4) The Bank entered into a total of $115.0 million notional amount interest rate collar agreements which will all expire by the year 2000; as of September 30, 1997, $50.0 million will expire within one year. These rate collar agreements have caps and floors indexed to 3 month LIBOR; as of September 30, 1997, 3 month LIBOR was 5.77% and within the collar range.

Total interest and dividend income increased by $1.0 million, or 6.5%, and $2.7 million, or 5.8%, respectively in the three and nine month periods ended September 30, 1997 as compared to the comparable periods in 1996. The increase for the three and nine month periods were largely due to higher average levels of earning assets (led by residential mortgage and consumer loan originations), and by higher yields on commercial real estate loans and mortgage-backed securities.

Total interest expense on deposits and borrowings for the three and nine month periods ended September 30, 1997 increased by $0.4 million and $1.0 million respectively over the comparable 1996 periods. The increases resulted from higher average funding levels and slightly higher average cost of funds. For the nine months ended September 30, 1997, average retail deposits were 76.2% of total interest-bearing liabilities as compared with 72.2% for the prior year period.

Non-Interest Income
-------------------

Total non-interest income for the three and nine month periods ended September 30, 1997 was $1.2 million and $2.8 million respectively, compared with $0.6 million and $0.8 million, respectively, during the comparable 1996 periods. Total non-interest income for the three and nine month periods ended September 30, 1997 included a $0.3 million prepayment fee on a commercial loan relationship, while the total non-interest income for the nine month period ended September 30, 1996 included a $0.9 million loss on commercial loans held for bulk sale. Excluding these special items, non-interest income for 1997 reflected increases over the comparable prior year periods of $0.3 million and $0.8 million for the three and nine month periods ended September 30, 1997, respectively. These increases of 51% during both periods were due to increased deposit levels and the number of branches, the continued success of the "High Performance Checking" account products, as well as higher fees earned on sales of alternative investment products.

Non-Interest Expense
--------------------

Total non-interest expenses for the three and nine month periods ended September 30, 1997 totalled $6.0 million and $16.7 million, respectively, versus $7.7 million and $18.8 million during the comparable 1996 periods. The SAIF special assessment of $2.6 million was recorded in September 1996. Excluding the effect of the SAIF special assessment in 1996, operating expenses for the three and nine months ended September 30, 1997 increased by $1.0 million and $0.5 million over the comparable periods of 1996. The incremental operating expenses related to the six new in-store branches opened since September 30, 1996, higher write-downs on commercial OREO properties and professional costs incurred in relation to the merger agreement with HUBCO all contributed to these increases. The effects of these increases were mitigated by lower deposit insurance premiums.

Income Tax Expense
------------------

The combined effective income tax rate was approximately 40% for all periods.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit 27:  Financial Data Schedule.

       On November 12, 1997, the Company filed a report on Form 8-K (under Item
       5) relating to an Agreement and Plan of Merger (the "Agreement") entered into on October 22, 1997 between the Company, Bank of the Hudson, a federal savings bank wholly owned by the Company, and HUBCO, Inc. ("HUBCO"), a New Jersey corporation and registered bank holding company. The Agreement sets forth the terms and conditions under which the Company will merge with and into HUBCO.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POUGHKEEPSIE FINANCIAL CORP.
                                       (Registrant)

Date:  November 12, 1997                /s/ Joseph B. Tockarshewsky
                                        ---------------------------
                                        Joseph B. Tockarshewsky
                                        Chairman of the Board, President
                                        and Chief Executive Officer

Date:  November 12, 1997                /s/ Robert J. Hughes
                                        ---------------------------
                                        Robert J. Hughes
                                        Executive Vice President and
                                        Chief Financial Officer