Form 10-K
period 1997-12-31
POUGHKEEPSIE FINANCIAL CORP
filed 1998-03-31
CIK 1034718

________________________________________________________________________________
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                  TO
     COMMISSION FILE NUMBER: 0-22599

                            ------------------------

                          POUGHKEEPSIE FINANCIAL CORP.

                            ------------------------

                UNITED STATES OF AMERICA                                         16-1518711
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR              (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                      ORGANIZATION)

         249 MAIN MALL, POUGHKEEPSIE, NEW YORK                                     12601
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 431-6200

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                (NOT APPLICABLE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                (TITLE OF CLASS)

                            ------------------------

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]     No [ ]

     Based upon the market price of the Registrant's Common Stock as of March 9, 1998 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $131.8 million.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the Registrant's Common Stock as of March 9, 1998 was 12,747,851 shares.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement -- Prospectus for the Special Meeting of Shareholders to be held on April 22, 1998 are incorporated by reference in Part III hereof.

________________________________________________________________________________
________________________________________________________________________________

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                          POUGHKEEPSIE FINANCIAL CORP.
                      ANNUAL REPORT FOR 1997 ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I
Item 1.    Business of the Company........................................................................     1
Item 2.    Properties.....................................................................................    31
Item 3.    Legal Proceedings..............................................................................    31
Item 4.    Submission of Matters to a Vote of Security Holders............................................    31

PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters......................    32
Item 6.    Selected Consolidated Financial Data...........................................................    33
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........    34
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk.....................................    44
Item 8.    Financial Statements and Supplementary Data....................................................    48
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.....................................................................................    83

PART III
Item 10.   Directors and Executive Officers of the Registrant.............................................    83
Item 11.   Executive Compensation.........................................................................    85
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................    87
Item 13.   Certain Relationships and Related Transactions.................................................    88

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    89

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY.

     On May 30, 1997, Poughkeepsie Financial Corp. (the 'Holding Company' or together with its wholly-owned subsidiary, the 'Company') became the holding company for Poughkeepsie Savings Bank, FSB after a stockholder approved reorganization. On October 14, 1997, Poughkeepsie Savings Bank, FSB changed its name to Bank of the Hudson (the 'Bank'). The Holding Company's primary business activity has been limited to its ownership of the Bank.

     Poughkeepsie Financial Corp., Bank of the Hudson and HUBCO, Inc. entered into an Amended and Restated Agreement and Plan of Merger ('Merger Agreement') dated as of October 22, 1997. Under the terms of this agreement each share of Poughkeepsie Financial Corp. Common Stock will be exchanged for .30 shares of HUBCO Common Stock, as long as the median closing price for HUBCO Common Stock during a pre-closing period is at or above $33.33. If the median HUBCO price during the pre-closing period is below $33.33 but above $31.25, each share of Poughkeepsie Financial Corp. Common Stock would be exchanged for shares of HUBCO Common Stock with value of $10.00. If HUBCO's median pre-closing price is $31.25 or below, a maximum exchange ratio of .32 would apply. In addition, the agreement provided that Poughkeepsie Financial Corp. was able to increase its quarterly cash dividends to amounts substantially equivalent to HUBCO's cash dividend as adjusted for the exchange ratio. In connection with the execution of the Merger Agreement, Poughkeepsie Financial Corp. issued an option to HUBCO which, under certain defined circumstances, would enable HUBCO to purchase up to 2,000,000 shares of Poughkeepsie Financial Common Stock at $7.875 per share. The transaction, which is expected to close in the second quarter of 1998, is expected to be treated as a tax-free exchange to holders of Poughkeepsie Financial Corp. stock and to be accounted for as a pooling of interests.

     The Bank was chartered as a mutual savings bank by the New York State Legislature in 1831, converted to a federal mutual savings bank in 1981 and converted to stock form in 1985. At December 31, 1997, the Company had total assets of $875 million, net loans of $665 million, total deposits of $620 million and stockholders' equity of $73 million.

     Bank of the Hudson is a federally chartered community savings bank serving the Mid-Hudson Valley region of New York through sixteen branches in Dutchess, Orange and Rockland counties and six residential loan origination offices. In recent years, the business of the Bank has consisted primarily of obtaining funds in the form of deposits from the general public and borrowings, and using such funds to make residential mortgage loans and commercial mortgage loans as well as commercial business loans, consumer loans, student loans and other investments. The Bank's deposits are insured up to applicable limits by the Savings Association Insurance Fund ('SAIF'), which is administered by the Federal Deposit Insurance Corporation ('FDIC'). The Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ('OTS'), its primary regulator, and the FDIC. The Bank also is a member of the Federal Home Loan Bank ('FHLB') system. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ('Federal Reserve Board') governing reserves required to be maintained against deposits and certain other matters.

     The Company's principal executive offices are located at 249 Main Mall, Poughkeepsie, New York 12601, and its telephone number is (914) 431-6200.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, loan loss provisions, and customer retention. The Company assumes no obligation for updating any such forward-looking statements at any time.

LENDING ACTIVITIES

     Bank of the Hudson is a community bank serving the individual and business borrowers of the Mid-Hudson Valley. The Bank's loan portfolio (net of deferred fees and the allowance for loan losses) totaled $665.1 million at December 31, 1997, representing 76.0% of total assets.

     The following tables set forth information concerning the composition of the loan portfolio by type of loan and by type of collateral.

                                                                         DECEMBER 31,
                                              -------------------------------------------------------------------
                                                     1997              1996        1995        1994        1993
                                              -------------------    --------    --------    --------    --------
               TYPE OF LOAN                    AMOUNT     PERCENT     AMOUNT      AMOUNT      AMOUNT      AMOUNT
-------------------------------------------   --------    -------    --------    --------    --------    --------
                                                                    (Dollars in thousands)

Conventional mortgage loans:
     Existing property.....................   $569,834      85.7%    $565,784    $469,756    $448,643    $414,949
     Construction..........................     57,206       8.6       39,602      17,138       8,287       6,994
Commercial business loans..................      8,418       1.3        7,196       7,397      10,181       9,393
Other loans(1).............................     39,529       5.9       30,907      28,453      27,103      24,706
                                              --------    -------    --------    --------    --------    --------
                                               674,987     101.5      643,489     522,744     494,214     456,042

Deferred loan origination fees.............       (441)     (0.1)        (606)       (679)       (304)          5
Allowance for loan losses..................     (9,421)     (1.4)      (8,652)     (8,259)    (18,195)    (19,726)
Commercial loans held for sale(2)..........         --        --           --      61,510          --          --
Residential loans held for sale............         --        --          456         192         279       3,560
                                              --------    -------    --------    --------    --------    --------
                                              $665,125     100.0%    $634,687    $575,508    $475,994    $439,881
                                              --------    -------    --------    --------    --------    --------
                                              --------    -------    --------    --------    --------    --------
            TYPE OF COLLATERAL
 ----------------------------------------
Residential:
     One-to-four-family....................   $388,830      58.5%    $393,941    $317,441    $248,729    $220,909
     Multi-family..........................     81,315      12.2       85,609      72,029      98,731     100,027
Commercial real estate.....................    156,895      23.6      126,292      97,616     109,749     104,567
Savings accounts...........................         25        --           31          40          51          69
Property improvement loans(3)..............        249        --          175         190         212         175
Commercial businesss loans(4)..............      8,418       1.3        7,196       7,397      10,181       9,393
Other installment loans(5).................     39,255       5.9       30,701      28,223      26,840      24,462
                                              --------    -------    --------    --------    --------    --------
                                               674,987     101.5      643,945     522,936     494,493     459,602

Deferred loan origination fees.............       (441)     (0.1)        (606)       (679)       (304)          5
Allowance for loan losses..................     (9,421)     (1.4)      (8,652)     (8,259)    (18,195)    (19,726)
Commercial loans held for sale(2)..........         --        --           --      61,510          --          --
                                              --------    -------    --------    --------    --------    --------
                                              $665,125     100.0%    $634,687    $575,508    $475,994    $439,881
                                              --------    -------    --------    --------    --------    --------
                                              --------    -------    --------    --------    --------    --------

------------

(1) Includes auto & home equity loans, property improvement loans, savings account loans, and student loans.

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

     The following tables show the contractual maturities of the loan portfolio as of December 31, 1997 and 1996. 1-4 Family Residential Mortgage Loans held for sale, which are typically sold within 90 days of origination, and deferred loan origination fees have been excluded. The tables do not include estimated future repayments and scheduled amortization.

                                                                       AT DECEMBER 31, 1997
                                    ------------------------------------------------------------------------------------------
                                           REAL ESTATE MORTGAGE LOANS
                                    ----------------------------------------
                                                                  COMMERCIAL     TOTAL      COMMERCIAL
                                                                     REAL       MORTGAGE     BUSINESS     CONSUMER
                                    CONSTRUCTION    1-4 FAMILY      ESTATE       LOANS        LOANS        LOANS       TOTAL
                                    ------------    ----------    ----------    --------    ----------    --------    --------
                                                                      (Dollars in thousands)

Amounts due:
     Within 1 year...............     $ 25,294       $  1,395      $ 27,594     $ 54,283      $2,531      $ 1,058     $ 57,872
                                    ------------    ----------    ----------    --------    ----------    --------    --------
     1 - 2 years.................       31,320          1,340        24,908       57,568       5,232        1,289       64,089
     2 - 3 years.................          592            399        36,689       37,680         229        2,550       40,459
     3 - 5 years.................           --          2,202        80,019       82,221         391        5,864       88,476
     5 - 10 years................           --          7,063        18,669       25,732          35        5,148       30,915
     10 - 15 years...............           --         38,631           571       39,202          --        8,529       47,731
     Beyond 15 years.............           --        329,095         1,259      330,354          --       15,091      345,445
                                    ------------    ----------    ----------    --------    ----------    --------    --------
          Total due after
            1 year...............       31,912        378,730       162,115      572,757       5,887       38,471      617,115
                                    ------------    ----------    ----------    --------    ----------    --------    --------
          Total..................     $ 57,206       $380,125      $189,709     $627,040      $8,418      $39,529     $674,987
                                    ------------    ----------    ----------    --------    ----------    --------    --------
                                    ------------    ----------    ----------    --------    ----------    --------    --------
Amounts due after 1 year:
     Fixed-rate..................     $    400       $164,354      $133,347     $298,101      $  565      $20,632     $319,298
     Adjustable-rate(1)..........       31,512        214,376        28,768      274,656       5,322       17,839      297,817
                                    ------------    ----------    ----------    --------    ----------    --------    --------
          Total due after
            1 year...............     $ 31,912       $378,730      $162,115     $572,757      $5,887      $38,471     $617,115
                                    ------------    ----------    ----------    --------    ----------    --------    --------
                                    ------------    ----------    ----------    --------    ----------    --------    --------

------------

(1) Adjustable rate loans includes loans whose rates are subject to adjustment at intervals ranging from daily to 10 years.

                                                                       AT DECEMBER 31, 1996
                                    ------------------------------------------------------------------------------------------
                                           REAL ESTATE MORTGAGE LOANS
                                    ----------------------------------------
                                                                  COMMERCIAL     TOTAL      COMMERCIAL
                                                                     REAL       MORTGAGE     BUSINESS     CONSUMER
                                    CONSTRUCTION    1-4 FAMILY      ESTATE       LOANS        LOANS        LOANS       TOTAL
                                    ------------    ----------    ----------    --------    ----------    --------    --------
                                                                      (Dollars in thousands)

Amounts due:
     Within 1 year...............     $ 18,564       $  2,204      $ 39,344     $ 60,112      $  992      $   823     $ 61,927
                                    ------------    ----------    ----------    --------    ----------    --------    --------
     1 - 2 years.................       16,799            808        21,741       39,348          49          981       40,378
     2 - 3 years.................        3,515          1,466        30,141       35,122       5,427        1,873       42,422
     3 - 5 years.................          724          3,397        60,861       64,982         556        3,072       68,610
     5 - 10 years................           --          8,894        23,874       32,768         172        4,372       37,312
     10 - 15 years...............           --         41,259           435       41,694          --        6,624       48,318
     Beyond 15 years.............           --        330,548           812      331,360          --       13,162      344,522
                                    ------------    ----------    ----------    --------    ----------    --------    --------
          Total due after
            1 year...............       21,038        386,372       137,864      545,274       6,204       30,084      581,562
                                    ------------    ----------    ----------    --------    ----------    --------    --------
          Total..................     $ 39,602       $388,576      $177,208     $605,386      $7,196      $30,907     $643,489
                                    ------------    ----------    ----------    --------    ----------    --------    --------
                                    ------------    ----------    ----------    --------    ----------    --------    --------
Amounts due after 1 year:
     Fixed-rate..................     $    400       $160,666      $104,151     $265,217      $  643      $14,039     $279,899
     Adjustable-rate(1)..........       20,638        225,706        33,713      280,057       5,561       16,045      301,663
                                    ------------    ----------    ----------    --------    ----------    --------    --------
          Total due after
            1 year...............     $ 21,038       $386,372      $137,864     $545,274      $6,204      $30,084     $581,562
                                    ------------    ----------    ----------    --------    ----------    --------    --------
                                    ------------    ----------    ----------    --------    ----------    --------    --------

     The following tables show as of December 31, 1997 and 1996 fixed-rate and adjustable-rate mortgage loans by interest rate ranges and by contractual maturity date. Loans held for sale of $0.5 million as of December 31, 1996, have been excluded.

                                                                AT DECEMBER 31, 1997
                     ----------------------------------------------------------------------------------------------------------
                                  FIXED-RATE MORTGAGE LOANS                           ADJUSTABLE-RATE MORTGAGE LOANS
                     ---------------------------------------------------    ---------------------------------------------------
   CONTRACTUAL         LESS                  10.01-    OVER                   LESS                  10.01-    OVER
     MATURITY        THAN 8%      8-10%       12%       12%      TOTAL      THAN 8%      8-10%       12%       12%      TOTAL
------------------   --------    --------    ------    -----    --------    --------    --------    ------    -----    --------
                                                               (Dollars in thousands)

0 - 1 years.......   $    33     $  8,412    $  396    $ 77     $  8,918    $    14     $ 39,695    $5,656      --     $ 45,365
1 - 2 years.......     1,216       19,722         6       9       20,953         14       36,275       326      --       36,615
2 - 3 years.......     6,852       25,408        21      36       32,317         --        5,171       192      --        5,363
3 - 5 years.......       718       69,763        56       0       70,537         69       11,488       127      --       11,684
5 - 10 years......    10,099        5,655       438     117       16,309        346        8,075       897    $105        9,423
10 - 15 years.....    33,568          450       595      93       34,706      1,243        2,960       275      18        4,496
Over 15 years.....    83,001       38,697     1,436     144      123,278    124,512       81,264     1,144     156      207,076
                     --------    --------    ------    -----    --------    --------    --------    ------    -----    --------
                     $135,487    $168,107    $2,948    $476     $307,018    $126,198    $184,928    $8,617    $279     $320,022
                     --------    --------    ------    -----    --------    --------    --------    ------    -----    --------
                     --------    --------    ------    -----    --------    --------    --------    ------    -----    --------

                                                               AT DECEMBER 31, 1996
                    -----------------------------------------------------------------------------------------------------------
                                 FIXED-RATE MORTGAGE LOANS                            ADJUSTABLE-RATE MORTGAGE LOANS
                    ---------------------------------------------------    ----------------------------------------------------
   CONTRACTUAL        LESS                  10.01-    OVER                   LESS                  10.01-     OVER
    MATURITY        THAN 8%      8-10%       12%       12%      TOTAL      THAN 8%      8-10%        12%       12%      TOTAL
-----------------   --------    --------    ------    -----    --------    --------    --------    -------    -----    --------
                                                              (Dollars in thousands)

0 - 1 years......   $   871     $ 21,670    $1,613    $ 36     $ 24,190    $ 3,801     $ 23,813    $ 8,308      --     $ 35,922
1 - 2 years......     8,632        1,715       404       6       10,757         40       25,107      3,444      --       28,591
2 - 3 years......     8,201        8,306     2,136      15       18,658         25       12,323      4,116      --       16,464
3 - 5 years......     5,951       51,789       223      78       58,041         39        6,806         96      --        6,941
5 - 10 years.....    21,044        5,601       737     137       27,519        701        3,501        941    $106        5,249
10 - 15 years....    29,807        6,328       376     118       36,629      2,115        2,693        239      18        5,065
Over 15 years....    76,910       34,809     1,747     147      113,613    123,047       93,855        845      --      217,747
                    --------    --------    ------    -----    --------    --------    --------    -------    -----    --------
                    $151,416    $130,218    $7,236    $537     $289,407    $129,768    $168,098    $17,989    $124     $315,979
                    --------    --------    ------    -----    --------    --------    --------    -------    -----    --------
                    --------    --------    ------    -----    --------    --------    --------    -------    -----    --------

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

     The following table summarizes activity in the loan portfolio:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                  1997         1996        1995
                                                                                ---------    --------    --------
                                                                                     (Dollars in thousands)
Originations and purchases:
  One-to-four family residential real estate loans:
     Originations............................................................   $  72,393    $130,396    $102,789
     Purchases...............................................................          --          --       2,203
                                                                                ---------    --------    --------
     Subtotal one-to-four family.............................................      72,393     130,396     104,992
Commercial real estate and multi-family residential loans....................     103,900      73,447      64,597
Commercial business loans....................................................       1,826       1,343       3,649
Consumer and other loans.....................................................      22,416      14,398      11,317
                                                                                ---------    --------    --------
     Total originations and purchases........................................     200,535     219,584     184,555
Sales of one-to-four family residential loans................................     (35,582)    (18,874)     (8,408)
Bulk sale of certain commercial loans........................................          --     (33,178)         --
Sales of student loans.......................................................        (886)       (954)     (1,049)
Principal reductions.........................................................    (132,404)   (107,269)    (85,434)
                                                                                ---------    --------    --------
Increase in loans receivable.................................................   $  31,663    $ 59,309    $ 89,664
                                                                                ---------    --------    --------
                                                                                ---------    --------    --------

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

     The Bank operates a full service residential mortgage loan origination division, which originates 'investment quality' loans for portfolio and for sale in the secondary mortgage market. Currently, the Bank is an approved originator/seller with various mortgage investors, an approved originator/seller servicer with the Federal Home Loan Mortgage Corporation ('FHLMC'), the Federal National Mortgage Association ('FNMA') and an approved State of New York Mortgage Agency ('SONYMA') lender. The Bank retains the servicing on most of the loans it originates in order to generate future loan servicing fees and build customer relationships.

     Residential lending is pursued through the use of qualified loan originators located throughout the Bank's market area with a number of residential loan products, both fixed-rate and variable-rate. Each loan officer is equipped with a laptop computer and trained to submit applications electronically. The Bank also participates in the 'Loan Prospector' program of FHLMC. The 'Loan Prospector' program links the Bank to FHLMC's database and uses artificial intelligence to produce a credit decision within four minutes from the time the application data is electronically transmitted to FHLMC.

     The Bank's goal in residential lending is to serve a broad spectrum of borrowers. Special emphasis is placed on serving the low to moderate income sector by the use of insured programs such as Federal Housing Administration ('FHA'), Veterans Administration ('VA') and a variety of affordable housing programs. The Bank's total residential loan originations, including loans originated for sale in the secondary market, were $72.4 million for 1997 as compared to $130.4 million in 1996 and $102.8 million in 1995.

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

     The Bank originates fixed-rate residential mortgage loans and adjustable-rate mortgage loans ('ARMs') on which the payment amount and the amortization schedule may change periodically as a result of changes in interest rates. ARMs are not subject to regulatory limitations on interest rate adjustments, provided that changes in interest rates are based upon an index agreed to by the Bank and the borrower. The index must be readily available to and verifiable by the borrower, and, except with respect to downward adjustments in the interest rate, adjustments must correspond directly to the movement of the index agreed to by the Bank and the borrower, subject only to such limitations as are contained in the loan contract.

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

     The Bank uses its headquarters-based loan servicing operation to service all new residential loans originated for its portfolio. Beginning in 1997, the Bank has used a subservicer to service a majority of its loans sold to investors with servicing retained. At December 31, 1997, the Bank serviced $316.6 million of one-to-four family residential mortgage loans, including $15.5 million of loans serviced for others, while third parties serviced $88.9 million of one-to-four family residential mortgage loans owned by the Bank.

     At December 31, 1997, the Bank's residential mortgage portfolio was comprised of $219 million of adjustable-rate loans with interest rates ranging from 5.50% to 10.75% and $169 million of fixed-rate loans with interest rates ranging from 5.75% to 13.5%. Non-performing residential mortgage loans amounted to $3.1 million, or .79% of such portfolio at December 31, 1997 as compared to $5.5 million, or 1.39% as of December 31, 1996, and $4.8 million, or 1.5%, as of December 31, 1995.

     The Bank's first mortgage loans customarily include 'due-on-sale' clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. The Bank enforces 'due-on-sale' clauses through foreclosures and other legal proceedings to the extent available under applicable laws. Loans insured by the FHA or partially guaranteed by the VA do not contain due-on-sale clauses. As of December 31, 1997, FHA and VA loans represented 0.6% of the Bank's total loan portfolio.

SALE AND SERVICING OF ONE-TO-FOUR FAMILY RESIDENTIAL MORTGAGE LOANS

     In addition to originating residential mortgage loans for its portfolio, the Bank also originates such loans to be sold. During 1997, 1996, and 1995, the Bank sold $35.6 million, $18.9 million, and $8.4 million, respectively, of mortgage loans to investors. These sales generated gains (including Mortgage Servicing Rights) of $.2 million, $.2 million and $.1 million in 1997, 1996 and 1995, respectively.

     The fair value of rights to service mortgages for others is required to be recognized as an asset regardless of how originated. As a result, loans sold servicing retained now generate approximately the same accounting results as loans sold servicing released. The Bank retained the servicing rights on $2.7 million, $17.1 million, and $5.5 million of loans sold to investors in 1997, 1996 and 1995, respectively.

     Servicing includes collecting and remitting loan payments, monthly reporting to investors, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent mortgagors, in some cases advancing to the investor principal and interest when the mortgage is delinquent, supervising foreclosures in the event of unremedied defaults and generally administering the loans. The Bank recorded servicing income, net of amortization of mortgage servicing rights, of $17,000 in 1997, $18,000 in 1996, and $12,000 in 1995.

COMMERCIAL AND MULTI-FAMILY MORTGAGE LOAN ORIGINATION

     The Bank has established itself as a commercial lender which focuses its efforts on commercial and multi-family mortgage loans in the Mid-Hudson Valley and nearby counties. On a selective basis, the Bank will entertain prudent lending opportunities in immediately contiguous counties should they arise. Commercial and multi-family mortgage loan originations and advances amounted to $103.9 million in 1997, $73.4 million in 1996, and $64.6 million in 1995.

     The Bank generally has offered construction loans with 18-month terms and loan-to-value ratios of up to 75% on multi-family and commercial properties, and single family sub-divisions. This 75% loan-to-value ratio is based on the lesser of the current appraised value or the cost of construction (land plus building). Appraisal reports on the properties are completed by qualified independent fee appraisers. In most cases, the rates associated with these interim loans 'float' over national prime rate indices.

     The Bank also offers permanent commercial and multi-family real estate financing with loan-to-value ratios of up to 80%. Permanent mortgage loans are generally made on the basis of a 20 to 25 year amortization schedule with a 'balloon payment' due after five years. Permanent loans generally have adjustable/variable interest rates tied to national prime rate indices, or are fixed-rate loans based on one-to-five year Treasury note rates plus a margin. The Bank had conducted its commercial and multi-family mortgage lending in selected areas along the eastern seaboard, but now lends primarily in the Mid-Hudson Valley region of New York (and nearby counties) except to facilitate the sale of OREO located outside this region.

     As of December 31, 1997, the Bank's commercial real estate and multi-family mortgage loan portfolio amounted to $238.0 million, or 35.3% of the Bank's total loan portfolio compared to 32.9% at December 31, 1996. The largest aggregate amount of commercial mortgage loans and commitments to one borrower or affiliated borrowers at December 31, 1997 was $9.5 million. Commercial and multi-family mortgage loans are generally considered to involve a higher degree of risk than residential mortgage loans because the borrowers are generally more sensitive to negative changes in the economic environment. Commercial and multi-family mortgage loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the local real estate market, and as such, commercial real estate and multi-family residential loans may be subject to a greater extent to adverse conditions in the local real estate market and in the economy in general.

     The following table sets forth information concerning non-performing commercial real estate and multi-family residential mortgage loans and commercial OREO properties at December 31, 1997, 1996 and 1995, respectively.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                1997         1996         1995
                                                                               -------      -------      -------
                                                                                    (Dollars in thousands)
Non-performing commercial real estate and multi-family residential mortgage
  loans.....................................................................   $ 6,579      $ 9,447      $   471(1)
Commercial OREO.............................................................     4,116        9,733       11,424
                                                                               -------      -------      -------
     Total..................................................................   $10,695      $19,180      $11,895
                                                                               -------      -------      -------
                                                                               -------      -------      -------
As a percent of total non-performing assets.................................      72.2%        73.3%        65.3%
As a percent of total assets................................................       1.2%         2.2%         1.4%

------------

(1) Excludes $8.8 million of commercial real estate loans which were written down to fair value and included with 'Commercial Loans Held for Bulk Sale,' at December 31, 1995. These loans would otherwise have been considered non-accrual. See Bulk Sale of Certain Commercial Loans.

     As of December 31, 1997 the Bank had 14 loans aggregating $44.6 million which were made to facilitate the sale of OREO which are performing in accordance with their terms.

COMMERCIAL BUSINESS LOAN ORIGINATION

     The Bank also pursues commercial business loan opportunities in the Mid-Hudson Valley region of New York (and nearby counties). As of December 31, 1997, the Bank's commercial business loan portfolio amounted to $8.4 million, or 1.3% of its total loan portfolio, as compared to $7.2 million at December 31, 1996 and $7.3 million at December 31, 1995. The largest aggregate amount of outstanding commercial business loans and commitments to one borrower or affiliated borrowers at December 31, 1997 was $5.2 million.

     Commercial business loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral is typically in the form of intangible assets and inventory subject to market obsolescence. Commercial business loans typically involve large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operations and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending. At December 31, 1997, $0.4 million, or 5.2%, of the Bank's commercial business loan portfolio was non-performing, as compared to $0.4 million at December 31, 1996 and $.1 million at December 31, 1995.

BULK SALE OF CERTAIN COMMERCIAL LOANS

     As of December 31, 1995, the Bank transferred certain commercial loans to the 'Commercial Loans Held for Bulk Sale' category. These loans, which totaled $78.2 million before transfer, were transferred to the Held for Sale category at their then fair value of $61.5 million. Fair value was determined by competitive bid. The following table summarizes the activity in the 'Commercial Loans Held for Bulk Sale' category during 1996:

                                                                                               AMOUNT
                                                                                  TOTAL      NON-ACCRUAL
                                                                                 --------    -----------
                                                                                     (in thousands)
Balance as of 1/1/96..........................................................   $ 61,510     $  11,201
Sold during 1996..............................................................    (33,178)      (10,470)
Paid off during 1996..........................................................     (4,564)           --
Additional Write-downs........................................................       (894)           --
Principal payments received...................................................       (227)           --
Returned to portfolio.........................................................    (22,647)         (731)
                                                                                 --------    -----------
Balance as of 12/31/96........................................................   $     --     $      --
                                                                                 --------    -----------
                                                                                 --------    -----------

     Of the amount returned to portfolio, two loans totaling $6.1 million became non-performing during 1996 and were subsequently disposed of in January and February 1997 at no additional loss to the Bank. A $3.1 million loan paid off in January 1997; the other loan totaling $3.0 million became OREO in December 1996 and was sold in February 1997.

CONSUMER LOAN ORIGINATION

     Federal savings banks are permitted to make secured and unsecured consumer loans aggregating up to 35% of their assets. The Bank's consumer loan portfolio totaled $39.9 million at December 31, 1997, representing 5.9% of its total loan portfolio, as compared to $31.2 million at December 31, 1996 and $28.7 million at December 31, 1995.

     The Bank currently originates a variety of consumer loans, including home equity, property improvement, automobile, mobile home and other secured and unsecured personal installment loans at each of its banking offices. Consumer loans generally have terms ranging from three to five years. The Bank originates these loans through its branch offices on a direct basis.

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

     The Bank also offers 'Totally Business Banking,' a package of products and services designed to meet the banking needs of small businesses. Totally Business Banking offers a business line of credit from $5,000 to $50,000, a business checking account with no per transaction charges, and other business services including: merchant card processing, direct deposit, night depository, payroll, wire transfer and tax filing services.

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

     The Bank offers a range of loan commitments for which it charges fees. As part of certain loan applications, the borrower also pays the Bank for its out-of-pocket costs in reviewing the application, whether or not the loan is closed. The interest rate charged on the mortgage loan is normally the prevailing rate at the time the loan application is received, approved, or when the loan is closed. At December 31, 1997, the Bank was committed to originate or fund $16.3 million of one-to-four family residential mortgage loans and $32.8 million of commercial loans. At December 31, 1997, the Bank had commitments to sell one-to-four family residential mortgage loans totaling $9.4 million; the Bank uses forward contracts to hedge against the price risk on its 'pipeline' of loans committed to secondary market investors.

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

     The Bank's Asset Recovery Group is responsible for the resolution of all problem commercial and residential real estate assets. Non-performing assets totaled $14.8 million, $26.1 million and $18.2 million as of December 31, 1997, 1996 and 1995, respectively.

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

     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as Other Real Estate Owned ('OREO') until sold. When property is classified as OREO, it is recorded at the lower of cost or fair value (net of disposition costs) at that date and any writedown resulting therefrom is charged to the allowance for loan losses. Subsequent writedowns are charged to operating expense. Interest accrual, if any, ceases on the date of transfer to OREO. Net income from operating OREO reduces the carrying value of the asset. Net expense from OREO is expensed as incurred, on a property by property basis (See discussion of OREO included in 'Management's Discussion and Analysis of Financial Condition and Results of Operations' at
Item 7).

     The following table sets forth information concerning the principal balances and percent of the total loan portfolio represented by loans delinquent as to interest as of December 31 for the periods indicated:

                                                    1997                  1996                1995(1)
                                             ------------------    ------------------    ------------------
                                             AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                                             -------    -------    -------    -------    -------    -------
                                                                 (Dollars in thousands)
Delinquencies:
     30 to 59 days........................   $ 7,688      1.14%    $11,486      1.79%    $ 9,834      1.88%
     60 to 89 days........................     6,569      0.97       2,286      0.36       3,880      0.74
     90 or more days......................    10,248      1.52      15,423      2.40       5,435      1.04
                                             -------    -------    -------    -------    -------    -------
          Total...........................   $24,505      3.63%    $29,195      4.55%    $19,149      3.66%
                                             -------    -------    -------    -------    -------    -------
                                             -------    -------    -------    -------    -------    -------

------------

(1) Excludes delinquent loans included with 'Commercial Loans Held for Bulk
    Sale.'

     The following table presents information regarding non-performing assets, performing troubled debt restructurings ('TDRs'), performing investment in real estate, and accruing loans 90 days or more past contractual maturity at year-end for each period indicated.

                                                                           DECEMBER 31,
                                                      -------------------------------------------------------
                                                       1997        1996       1995(1)      1994        1993
                                                      -------     -------     -------     -------     -------
                                                                      (Dollars in thousands)

Non-accrual loans:
     Real estate loans:
          One-to-four family.......................   $ 3,062     $ 5,453     $ 4,829     $ 4,965     $ 7,561
          Commercial and multi-family..............     6,579       9,447         471       8,135       6,630
          Commercial business loans................       431         436          51       2,410         528
Loans 90 days or more past due on interest and
  still accruing...................................       176          87          84         172          76
                                                      -------     -------     -------     -------     -------
          Total non-performing loans...............    10,248      15,423       5,435      15,682      14,795
Other real estate owned............................     4,564      10,726      12,781      12,636      24,948
                                                      -------     -------     -------     -------     -------
          Total non-performing assets..............   $14,812     $26,149     $18,216     $28,318     $39,743
                                                      -------     -------     -------     -------     -------
                                                      -------     -------     -------     -------     -------

Allowance for loan losses..........................   $ 9,421     $ 8,652     $ 8,259     $18,195     $19,726
                                                      -------     -------     -------     -------     -------
                                                      -------     -------     -------     -------     -------
Ratio of:
     Non-performing loans to total loans...........       1.5%        2.4%        1.0%        3.2%        3.2%
                                                      -------     -------     -------     -------     -------
                                                      -------     -------     -------     -------     -------
     Non-performing assets to total assets.........       1.7%        3.0%        2.2%        3.9%        5.5%
                                                      -------     -------     -------     -------     -------
                                                      -------     -------     -------     -------     -------
     Allowance for loan losses to:
          Total non-performing loans...............      91.9%       56.1%      152.0%      116.0%      133.3%
                                                      -------     -------     -------     -------     -------
                                                      -------     -------     -------     -------     -------
          Total loans..............................       1.4%        1.3%        1.6%        3.7%        4.3%
                                                      -------     -------     -------     -------     -------
                                                      -------     -------     -------     -------     -------
Total non-performing assets (details above)........   $14,812     $26,149     $18,216     $28,318     $39,743
Accruing loans 90 days or more past contractual
  maturity.........................................     6,224       7,016       2,023       3,320      21,531
Performing TDRs....................................    14,402       9,499          29      27,953      25,428
Performing investment in real estate...............        --          --       1,192       1,136          --
                                                      -------     -------     -------     -------     -------
Total non-performing assets, accruing loans 90 days
  or more past contractual maturity, performing
  TDRs, and performing investment in real estate...   $35,438     $42,664     $21,460     $60,727     $86,702
                                                      -------     -------     -------     -------     -------
                                                      -------     -------     -------     -------     -------
Total non-performing loans and accruing loans 90
  days or more past contractual maturity...........   $16,472     $22,439     $ 7,458     $19,002     $36,326
                                                      -------     -------     -------     -------     -------
                                                      -------     -------     -------     -------     -------
Ratio of allowance for loan losses to total
  non-performing loans and accruing loans 90 days
  or more past contractual maturity................      57.2%       38.6%      110.7%       95.8%       54.3%
                                                      -------     -------     -------     -------     -------
                                                      -------     -------     -------     -------     -------

------------

(1) Loans included as part of the 'Bulk Sale,' and which are carried at the lower of cost or market value, have been excluded.

     At December 31, 1995, $8.8 million of non-accrual commercial real estate and multi-family residential loans and $2.4 million of non-accrual commercial business loans, were included with 'Commercial Loans Held for Bulk Sale' at their then fair value and excluded from non-accrual loans at December 31, 1995 in the above table. See 'Bulk Sale of Certain Commercial Loans' on page 8.

     Had non-accrual and restructured loans performed in accordance with their original terms and conditions, interest income recorded in 1997, 1996, and 1995 would have increased by $1.2 million, $1.9 million and $2.6 million, respectively.

     The table below lists the aggregate of non-accrual loans and OREO by type of collateral as of December 31, 1997, 1996 and 1995:

                                                                           TOTAL       TOTAL       TOTAL
                                                                             AT          AT          AT
                                                                          12/31/97    12/31/96    12/31/95
                                                                          --------    --------    --------

Office/industrial buildings............................................   $  6,333    $  9,819    $  3,668
Single-family residential..............................................      3,411       6,445       6,186
Condominiums/cooperatives..............................................        411       1,012       3,090
Land...................................................................        865       1,659       1,712
Commercial business loans..............................................        431         436          51
Construction...........................................................      2,079       3,169       2,913
Shopping/retail centers................................................         62         100         106
Multi-family apartments................................................      1,044       3,422         405
Other..................................................................        176          87          85
                                                                          --------    --------    --------
                                                                          $ 14,812    $ 26,149    $ 18,216
                                                                          --------    --------    --------
                                                                          --------    --------    --------

     Note: The majority of the non accrual loans and OREO as of December 31, 1997 were located in New York State.

     The following table summarizes the activity in OREO during the periods indicated.

                               ACTIVITY                                    1997       1996       1995
                               --------                                   -------    -------    -------
                                                                                 (In thousands)

Balance at beginning of year...........................................   $10,726    $13,973    $13,772
Real estate acquired in settlement of loans............................       831      4,080      4,788
Capital improvements...................................................       305        907      1,091
Dispositions...........................................................    (2,556)    (2,480)    (3,598)
Transfer to performing loans...........................................    (2,585)    (5,236)    (1,845)
Net excess cash flow...................................................      (439)      (147)      (141)
Write-downs............................................................    (1,718)      (371)       (94)
                                                                          -------    -------    -------
Balance at end of year(1)..............................................   $ 4,564    $10,726    $13,973
                                                                          -------    -------    -------
                                                                          -------    -------    -------

------------

(1) Includes $1.2 million of performing investments in real estate as of December 31, 1995 which was transferred to performing loan status in 1996.

     The following table sets forth the types of properties which comprise OREO and investment in real estate.

                                                                     12/31/97
                                                               --------------------
                                                                            # OF
                     TYPE OF PROPERTIES                        AMOUNT    PROPERTIES    12/31/96    12/31/95
                     ------------------                        ------    ----------    --------    --------
                                                                          (Dollars in thousands)

Townhouses, condominiums and cooperatives...................   $ 321           1       $    410    $  3,090
Office and industrial buildings.............................     951           2          4,496       3,530
Apartment buildings(1)......................................      --          --             --       1,371
Construction................................................   2,079           3          3,169       2,913
Land........................................................     864           3          1,659       1,712
Single-family residential...................................     349          11            992       1,357
Other.......................................................      --          --             --          --
                                                               ------        ---       --------    --------
     Total..................................................   $4,564         20       $ 10,726    $ 13,973
                                                               ------        ---       --------    --------
                                                               ------        ---       --------    --------

------------

(1) Includes $1.2 million of performing investments in real estate as of December 31, 1995 which was transferred to performing loan status in 1996.

ASSET CLASSIFICATION

     Under OTS regulations, the Bank is required to assign risk ratings to all its assets and to establish prudent allowances for losses. The regulations include the defined categories of 'substandard,' 'doubtful' and 'loss' as classified assets. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable. Assets classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted without establishment of a specific reserve in the full amount of the loan or property. Institutions are not required to establish specific valuation allowances for assets classified as doubtful, although general allowances should be adjusted to reflect doubtful assets. In addition, a 'special mention' designation identifies assets that do not yet warrant classification but nonetheless possess credit or other deficiencies or potential weaknesses deserving management's close attention. With respect to assets classified substandard or doubtful, if an OTS examiner concludes that the existing aggregate general valuation allowances are inadequate, the examiner will determine the extent of any increase necessary in the general allowance for loan losses, subject to review by the OTS Field Manager. For the portion of assets classified as loss, the regulations require institutions either to establish specific allowances for losses equal to 100% of the amount classified as loss, or to charge-off the asset.

     Classified assets, including unfunded commitments, as of December 31, 1997 and 1996 are set forth in the following table:

                                                               CLASSIFIED ASSETS
                                                 ----------------------------------------------
                                                                                        TOTAL       TOTAL
                                                 SUBSTANDARD    DOUBTFUL     LOSS      12/31/97    12/31/96
                                                 -----------    --------    -------    --------    --------
                                                                   (Dollars in thousands)

Commercial real estate and multi-family
  residential loans...........................     $ 7,584          --           --    $  7,584    $ 12,375
1-4 family residential loans..................       5,902          --           --       5,902       7,524
Other loans...................................         625          --           --         625         569
                                                 -----------    --------    -------    --------    --------
     Total classified loans...................      14,111          --           --      14,111      20,468
Other real estate owned.......................       4,664          --           --       4,664      10,828
                                                 -----------    --------    -------    --------    --------
     Total classified assets..................     $18,775          --           --    $ 18,775    $ 31,296
                                                 -----------    --------    -------    --------    --------
                                                 -----------    --------    -------    --------    --------

     The table below summarizes classified assets by type of collateral as of December 31, 1997, 1996 and 1995:

                                                                           TOTAL       TOTAL       TOTAL
                                                                          12/31/97    12/31/96    12/31/95
                                                                          --------    --------    --------

Office and industrial buildings........................................   $  6,333    $  9,847    $  3,717
Single-family residential..............................................      6,333       8,516       7,587
Condominiums/cooperatives..............................................        411       2,637       3,090
Construction...........................................................      2,079       3,271       3,015
Land...................................................................        865       1,824       2,537
Commercial business loans..............................................        431         486         501
Shopping/retail centers................................................        718         762         781
Multi-family apartments................................................      1,429       3,820         405
Other..................................................................        176         133         235
                                                                          --------    --------    --------
     Total.............................................................   $ 18,775    $ 31,296    $ 21,868
                                                                          --------    --------    --------
                                                                          --------    --------    --------

                                   SECURITIES

     The Bank may invest in various securities, including mortgage-backed securities, U.S. Treasury obligations and securities of various government agencies, municipal and state obligations, corporate obligations and short-term money market instruments.

     The following table shows the components of the investment securities portfolio at the dates indicated:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                        1997        1996        1995
                                                                      --------    --------    --------
                                                                           (Dollars in thousands)

Available for sale:
     Mortgage-backed securities....................................   $119,730    $113,575    $161,961
     Corporate bonds...............................................        116       5,180      23,535
     U.S. Treasury and agency securities...........................      7,091      17,035         104
     Other securities..............................................         --          --          --
                                                                      --------    --------    --------
                                                                       126,937     135,790     185,600
Held to maturity:
     Mortgage-backed securities....................................     25,537      29,957          --
                                                                      --------    --------    --------
                                                                      $152,474    $165,747    $185,600
                                                                      --------    --------    --------
                                                                      --------    --------    --------

     In February 1996, the Bank reclassified $35.3 million of fixed rate mortgage-backed securities from the available-for-sale category to the held-to-maturity category. At the time of transfer, these securities had a net unrealized loss of $0.3 million which is being amortized over the remaining life of the underlying securities.

     Securities provide an investment alternative to loans and are periodically acquired pending the funding of loans, as well as to maintain minimum liquidity requirements set by the OTS. ('See Regulation -- Equity Risk Investments' and 'Regulation -- Other Restrictions.') With deposits becoming increasingly sensitive to interest rate movements, most of the Bank's investments in recent years have been in short-term securities with maturities of five years or less. For further information, see Note 4 of 'Notes to Consolidated Financial Statements' at Item 8.

     The Bank maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and to provide liquidity. Mortgage-backed securities are also generally deemed to have a lesser degree of risk than traditional mortgage loans. At December 31, 1997, the Bank's mortgage-backed securities portfolio amounted to $145.3 million or 16.6% of total assets. Of this amount, $139.9 million or 96% are U.S. Government Agency securities which carry the highest investment grade and are readily liquid through active markets. At December 31, 1997, the mortgage-backed security portfolio had $119.8 million of adjustable rate securities (with annual and lifetime caps) and $25.5 million of fixed rate securities. Generally, fixed rate securities either fully amortize over 15 years or have balloon payments due after 5 years. All of the Bank's investments in recent years have been in such 'Agency' securities. By acquiring mortgage-backed securities, management seeks to achieve a positive spread over the cost of funds used to purchase these securities.

     The unrealized holding losses of the Bank's securities portfolio totalled $0.1 million at December 31, 1997. The offset for unrealized holding gains (losses) on available-for-sale securities is shown as a separate component of stockholders' equity, after adjustments for deferred income tax effects. These securities are subject to future market value adjustments depending on future interest rate changes and periodic rate adjustments on adjustable rate mortgage-backed securities.

     During 1989, the Bank securitized approximately $100.0 million of seasoned one-year ARMs, originated primarily in the Hudson Valley, with FHLMC. At the time of securitization, an agreement was entered into requiring the Bank to repay the FHLMC for any foreclosure losses incurred on that portfolio through 1999. During 1997, payments of $64,000 were made on this agreement. Since 1989, payments on this agreement have totaled $670,000. The outstanding balance on these mortgage-backed securities was approximately $24.2 million at December 31, 1997, $27.8 million at December 31, 1996 and $32.7 million at December 31, 1995.

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

DEPOSITS

     Consumer and commercial deposits are attracted principally from within the Bank's primary market areas through the offering of a selection of deposit instruments including consumer and commercial demand deposit accounts, negotiable order of withdrawal ('NOW') accounts, money market accounts, passbook accounts, certificates of deposit and retirement plans.

     During 1997, the Bank opened five additional retail branches, four of which are in-store locations. This brings the total number of branches to sixteen, of which nine are in-store locations. All in-store banking centers are open for extended hours seven days a week and utilize the latest technology and customer delivery systems for maximum customer convenience.

     In July 1995, the Bank introduced, via a direct mailing campaign, a new checking account program under the banner 'Totally Free Checking.' The program offers customers a choice of seven different checking account products, each tailored to different customer needs. The Bank has continued to aggressively market this program which has increased the Bank's share of local market deposits, particularly demand deposits. Total deposits under the 'Totally Free Checking' program were $26.5 million and $16.5 million as of December 31, 1997 and 1996, respectively.

                           ALLOWANCE FOR LOAN LOSSES

     At December 31, 1997, the allowance for loan losses amounted to $9.4 million compared with $8.7 million at December 31, 1996. The allowance for loan losses is maintained at a level which management considers adequate based on its regular review of the loan portfolios taking into consideration the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and associated risks. The allowance for loan losses is not allocated by loan category. (See 'Provision for loan losses,' included in Management's Discussion and Analysis of Financial Condition and Results of Operations' at Item 7 and Notes 3 and 5 of 'Notes to Consolidated Financial Statements' at Item 8).

     The following table sets forth the activity in the allowance for loan losses during the periods indicated:

                                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                      1997        1996        1995        1994         1993
                                                     ------      ------      ------      -------      -------
                                                                      (Dollars in thousands)

Balance at beginning of year......................   $8,652      $8,259      $18,195     $19,726      $20,293
                                                     ------      ------      ------      -------      -------
Provision for loan losses.........................    1,850         850       1,525          120          400
                                                     ------      ------      ------      -------      -------
Loans charged-off:
     1-4 family residential real estate...........    1,656         457         562        1,317          482
     Commercial real estate and multi-family
       residential................................      101         208       1,395          667          358
     Commercial business..........................       36           6          --          123          363
     Consumer.....................................       85          62         108           92          365
                                                     ------      ------      ------      -------      -------
          Total charge-offs.......................    1,878         733       2,065        2,199        1,568
                                                     ------      ------      ------      -------      -------
Recoveries:
     Commercial real estate and multi-family
       residential(1).............................      647         110         308           50            6
     Commercial business..........................      128          93          43           42           10
     Consumer.....................................       22          73         254          456          585
                                                     ------      ------      ------      -------      -------
          Total recoveries........................      797         276         605          548          601
                                                     ------      ------      ------      -------      -------
Net charge-offs...................................    1,081         457       1,460        1,651          967
Writedowns of loans transferred to Commercial
  Loans Held for Bulk Sale(2).....................       --          --      10,001           --           --
                                                     ------      ------      ------      -------      -------
Balance at end of year............................   $9,421      $8,652      $8,259      $18,195      $19,726
                                                     ------      ------      ------      -------      -------
                                                     ------      ------      ------      -------      -------
Ratio of:
     Net charge-offs to average loans
       outstanding................................      0.2%        0.1%        0.3%         0.4%         0.2%
                                                     ------      ------      ------      -------      -------
                                                     ------      ------      ------      -------      -------
     Net charge-offs to allowance for loan losses
       at beginning of year.......................     12.5%        5.5%        8.0%         8.4%         4.8%
                                                     ------      ------      ------      -------      -------
                                                     ------      ------      ------      -------      -------

------------

(1) Once a real estate loan is foreclosed, the asset balance is transferred to OREO. Any recoveries on foreclosed assets are credited to OREO expense; therefore, recoveries credited to the allowance for loan losses tend to be low.

(2) See Bulk Sale of Certain Commercial Loans on page 8.

                                   BORROWINGS

     As of December 31, 1997, the Bank had $168.8 million in outstanding borrowings, consisting of Federal Home Loan Bank ('FHLB') advances and borrowings under repurchase agreements.

FHLB SYSTEM BORROWINGS

     The FHLB of New York functions as a central reserve bank providing credit for member savings banks, savings and loan associations and certain other member financial institutions. As a member of the FHLB of New York, the Bank is required to own capital stock in the FHLB of New York. The capital stock owned by the Bank is pledged to the FHLB as collateral for any advances made by the FHLB to the Bank. The Bank may apply for advances from the FHLB, subject to the limitations noted below and the pledging of acceptable collateral. Collateral acceptable to the FHLB includes mortgage loans, mortgage-backed securities, securities of the United States or any agency thereof, and deposits at the FHLB. Other collateral is subject to the specific approval of the FHLB, and must be housing related. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a savings bank's assets or on the FHLB of New York's assessment of the savings bank's credit worthiness. The FHLB of New York is required to review its credit limitations and standards at least once every six months. The FHLB's current collateralization requirement is 110% for most assets acceptable as collateral. Changes in the FHLB's policies regarding credit and collateral can impact the Bank by changing the level of advances which can be drawn against a given pool of collateral. The FHLB may change its policies at its discretion. As of December 31, 1997, the Bank had $35.0 million of advances outstanding. The maximum amount of FHLB advances outstanding at any month-end during 1997 was $35.0 million. As of December 31, 1997, the Bank's maximum borrowing authority from the FHLB was $264.9 million, or 30% of total assets, subject to collateral availability. (See 'Regulation -- Capital Requirements' at Item 1.) Increases in the collateral requirement for the Bank would result in lower advances to the Bank by the FHLB, require the Bank to repay current advances or require the Bank to provide additional collateral.

     At December 31, 1997, the Bank was approved by the FHLB of New York for a $84.7 million line of credit under the FHLB's 'Overnight Advance Program.' Advances under this program carry competitive market rates and are used to meet short-term funding needs. The advances are subject to various terms and conditions, including the Bank's overall borrowing limit from the FHLB and collateral requirements. As of December 31, 1997, the Bank had $31.9 million of outstanding advances pursuant to such line of credit. The line of credit is subject to annual renewal. The current line will expire in August 1998. (See Borrowings from the Federal Home Loan Bank table set forth in Note 8 of 'Notes to Consolidated Financial Statements' at Item 8 and 'Regulation.')

OTHER BORROWINGS

     The Bank uses borrowings under repurchase agreements as a short-term funding source; all such repurchase agreements are with dealers who must meet the Bank's internal selection criteria. At December 31, 1997 these agreements totaled $97.1 million. The Bank also sold certain municipal investment securities in 1984 to a unit investment trust, which, under certain circumstances, can be put back to the Bank; this sale was accounted for as a financing and has a remaining balance of $4.8 million as of December 31, 1997. The maximum amounts of borrowings under repurchase agreements and borrowings under the unit investment trust at any month end during 1997 were $124.5 million and $4.9 million, respectively. The average repurchase agreements outstanding during 1997, 1996 and 1995 were $112.5 million, $70.7 million and $72.0 million, respectively. (See Note 9 of 'Notes to Consolidated Financial Statements' at
Item 8.)

     The Bank actively manages its interest rate sensitivity and uses interest rate hedge agreements to help achieve certain targets. See the 'Asset/Liability and Interest Rate Risk Management' section under 'Item 7a -- Quantitative And Qualitative Disclosure About Market Risk' located elsewhere herein.

     The following tables show balances and weighted average rates paid by deposit categories and maturities of certificates of deposit by rate range at the indicated dates.

                                                                                      DECEMBER 31,
                                                                      --------------------------------------------
                                                                              1997                    1996
                                                                      --------------------    --------------------
                                                                                  WEIGHTED                WEIGHTED
                                                                                  AVERAGE                 AVERAGE
                                                                       AMOUNT       RATE       AMOUNT       RATE
                                                                      --------    --------    --------    --------
                                                                                 (Dollars in thousands)

Money market and demand:
     Checking accounts.............................................   $ 37,282      --        $ 25,787      --
     NOW and Super NOW checking....................................     15,450      2.16%       15,796      2.16%
     Money Market Deposits.........................................    140,387      4.81       126,233      4.56
                                                                      --------                --------
          Total money market and demand............................    193,119      3.67       167,816      3.64
                                                                      --------                --------
Savings:
     Passbook accounts.............................................     96,581      3.26        93,061      3.27
     Clubs.........................................................        398      3.00           310      3.00
                                                                      --------                --------
          Total savings............................................     96,979      3.26        93,371      3.27
                                                                      --------                --------
Certificate accounts (see below)...................................    330,279      5.72       314,059      5.56
                                                                      --------                --------
Total Deposits.....................................................   $620,377      4.70%     $575,246      4.63%
                                                                      --------                --------
                                                                      --------                --------

                                                              CERTIFICATES OF DEPOSIT AT DECEMBER 31, 1997
                                                       ----------------------------------------------------------
                                                                                     MATURING IN
                                                                     --------------------------------------------
                                                        AMOUNT         1998       1999       2000      THEREAFTER
                                                       --------      --------    -------    -------    ----------
                                                                         (Dollars in thousands)

 3 -  3.99%(1)......................................   $  1,168      $  1,155    $    12      --         $    1
 4 -  5.99%.........................................    261,663       184,844     50,888    $20,965       4,966
 6 -  7.99%.........................................     64,841         3,957     18,269     39,262       3,353
 8 -  9.99%.........................................      1,589           961        105         22         501
10 - 11.99%.........................................      1,018            36         71        201         710
                                                       --------      --------    -------    -------    ----------
                                                       $330,279(2)   $190,953    $69,345    $60,450      $9,531
                                                       --------      --------    -------    -------    ----------
                                                       --------      --------    -------    -------    ----------

------------

(1) Primarily matured certificates of deposits in which the customer has not provided reinvestment instructions; these deposits earn at the passbook savings rate.

(2) Includes $30.7 million in 'jumbo' (over $100,000) certificates of deposit which mature as follows: $22.7 million in 1998, $3.8 million in 1999, $3.0 million in 2000 and $1.2 million thereafter.

                           RATE AND MATURITY ANALYSIS

     The following table sets forth, as of December 31, 1997, the maturity and rate sensitivity of interest-earning assets (excluding non-performing and cash basis assets) and interest-bearing liabilities as well as the weighted average rates and cost of funds.

                                         LESS THAN 1 YEAR        1-5 YEARS           5-10 YEARS         OVER 10 YEARS
                                         ----------------     ---------------     ----------------     ---------------
        INTEREST-EARNING ASSETS           AMOUNT     RATE      AMOUNT    RATE      AMOUNT    RATE      AMOUNT    RATE       TOTAL
---------------------------------------  ---------   ----     --------   ----     --------   -----     -------   -----     --------
                                                                           (Dollars in thousands)

Residential mortgage loans.............  $ 143,302   8.12%    $112,813   7.68%    $102,688    7.39%    $26,417    7.73%    $385,220
Commercial real estate loans...........    116,312   9.35      108,762   8.66        6,064    8.31         263    9.81      231,401
Commercial business loans..............      7,609   9.24          393   9.14           --      --          --      --        8,002
Installment loans......................     22,373   9.24       11,339   9.52        5,960    9.35         229   10.08       39,901
Mortgage backed securities.............     94,623   6.55       42,699   5.99        6,050    6.53       1,895    6.37      145,267
Other securities.......................     10,104   7.05        7,146   7.19           28    8.13       --       --         17,278
                                         ---------            --------            --------             -------             --------
Total interest-earning assets..........    394,323   8.17      283,152   7.86      120,790    7.49      28,804    7.68      827,069
                                         ---------            --------            --------             -------             --------

     INTEREST-BEARING LIABILITIES
---------------------------------------
Time deposits..........................    190,954   5.47      138,315   6.04          963   10.21          47    9.16      330,279
Money market deposits..................    139,030   4.77           --     --           --      --          --      --      139,030
FHLB Advances..........................     66,900   5.72           --     --           --      --          --      --       66,900
Repurchase agreements..................     97,102   5.80           --     --           --      --       4,834    8.70      101,936
Core deposits:
     Savings...........................     98,336   3.18           --     --           --      --          --      --       98,336
     Demand............................     52,834   1.28           --     --           --      --          --      --       52,834
     Escrow............................      4,563   1.22           --     --           --      --          --      --        4,563
                                         ---------            --------            --------             -------             --------
Total static interest-bearing
  liabilities..........................    649,719   4.68      138,315   6.04          963   10.21       4,881    8.70      793,878
Adjustment:
     Core deposit accounts.............   (104,315)             50,649              30,012              23,654                   --
     Interest rate swap................    (20,000)             20,000                  --                  --                   --
     Interest rate collar..............    (65,000)             65,000                  --                  --                   --
                                         ---------            --------            --------             -------             --------
Total interest-bearing liabilities.....    460,404             273,964              30,975              28,535              793,878
                                         ---------            --------            --------             -------             --------
     Excess (deficiency) of
       interest-earning assets over
       interest-bearing liabilities....  $ (66,081)           $  9,188            $ 89,815             $   269             $ 33,191
                                         ---------            --------            --------             -------             --------
                                         ---------            --------            --------             -------             --------

------------

     For purposes of the above Rate and Maturity Analysis:

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

                         SERVICE CORPORATION ACTIVITIES

     OTS regulations limit the Bank's equity investment in service corporations to 10% of total assets. As of December 31, 1997, the Bank's investment in service corporation subsidiaries was $6.7 million, or 0.7% of total assets. Such investments eliminate in consolidation. At December 31, 1997, the Bank's subsidiary operations included six corporations each of which is 100% owned by the Bank. The following is a brief description of the Bank's two significant service corporations and their principal activities. The Bank owns several other service corporations which are either inactive or primarily serve as a holding company for assets acquired through foreclosure or are otherwise held for disposition.

PSB ASSOCIATES, INC.

     PSB Associates, Inc. ('PSB Associates') was organized in 1983 as a life insurance agency. Its principal office is located at 25 Market Street, Poughkeepsie, New York. Through agreements entered into with insurance companies and general agencies, PSB Associates, as agent, offers diversified life insurance products and services through an insurance office of the Bank and financial service representatives located in the Bank's branches. Since 1988, through agreements with a third party broker/dealer, the product list was expanded to include mutual funds, variable annuities, and unit investment trusts. Effective January 1, 1995, the Bank began using Prime Capital Services, Inc., a Poughkeepsie, New York based broker/dealer, to provide these products. Prior to 1995, the Bank used GNA Securities, Inc., a Seattle, Washington based broker/dealer. Effective February 1997, PSB Associates launched 'HudsonTrader'sm' Discount Brokerage Service' which offers discount trading through Prime Capital Services, Inc. HudsonTrader Discount Brokerage Service affords individuals the opportunity to purchase and sell a variety of investment products including stocks, bonds and mutual funds. Investments purchased through HudsonTrader Discount Brokerage Service are not FDIC insured and are not deposits of the Bank.

     In connection with the Amended and Restated Agreement and Plan of Merger, dated as of October 22, 1997, between Poughkeepsie Financial Corp., Bank of the Hudson and HUBCO, Inc., the Federal Reserve Bank of New York rendered its approval of the merger with the condition that Bank of the Hudson or its subsidiary, PSB Associates, Inc., effective on the consummation of the merger, would not engage in the sale of any new, or the renewal of existing, insurance policies and that it would cease any life insurance activities and the sale of annuity products which may be impermissible under banking regulations within two years from consummation of the merger. It is expected that this requirement of the Federal Reserve Bank of New York will substantially curtail the activities of PSB Associates, Inc. upon consummation of the merger.

PSB BUILDING CORP.

     PSB Building Corp. was organized in 1993. PSB Building Corp. holds the leasehold interest to a 100,000 square foot office building located at 249 Main Mall, Poughkeepsie, New York, which the Bank acquired in 1993. A portion of the 249 Main Mall building serves as the Bank's headquarters.

                                 OTHER SERVICES

SAVINGS BANK LIFE INSURANCE

     Savings banks in New York may offer Savings Bank Life Insurance ('SBLI') with a maximum policy coverage of $50,000 and up to $350,000 of Financial Institutions Group Life Insurance. The Bank's SBLI program is administered through the Savings Bank Life Insurance Fund, a corporate body established by the New York legislature. Although the Bank's employees administer the Bank's SBLI program, the Bank is not liable under any policy, and premiums are not at the Bank's disposal. The Bank's SBLI program is kept separate from the rest of the Bank's operations for purposes of accounting and investment. Any surplus earned by the program must be maintained to meet losses incurred by the program or to pay dividends to policyholders and does not accrue to the benefit of the Bank's general operations. Upon any discontinuance of the program, the Bank would be required to transfer, perform or reinsure the life insurance policies and to transfer to the Savings Bank Life Insurance Fund all assets remaining after payment of the program's liabilities. As of December 31, 1997, the Bank's SBLI program had $347.2. million of ordinary and group policies in force and a surplus of $1.4 million. SBLI is subject to regulation by the New York State Banking Department and the New York State Insurance Department.

     In connection with the Amended and Restated Agreement and Plan of Merger, dated as of October 22, 1997, among Poughkeepsie Financial Corp., Bank of the Hudson and HUBCO, Inc., the Federal Reserve Bank of New York rendered its approval of the merger with the condition that Bank of the Hudson and its subsidiaries will cease to engage in savings bank life insurance activities. It is expected that this requirement will substantially curtail or eliminate the Bank's activities with respect to savings bank life insurance.

                                  COMPETITION

     As with the thrift and banking industries generally, the Company experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the ability to offer attractive rates and the availability of convenient office locations. Direct competition for deposits comes from other savings banks, savings and loan associations and commercial banks, and credit unions, many of which have substantially greater resources than the Company. The Hudson Valley Employees Federal Credit Union is a major competitor in the Company's Dutchess County market area. Significant competition for savings deposits also comes from broker/dealers, mutual funds and corporate and government securities.

                                   EMPLOYEES

     At December 31, 1997, the Company and its subsidiaries employed 239 full-time employees and 43 part-time employees, none of whom are represented by a collective bargaining group. Management believes it has a good relationship with its employees.

                                   REGULATION

     Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ('FDICIA') was enacted into law. The FDICIA provides for, among other things, the recapitalization of the Bank Insurance Fund ('BIF'); the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the Savings Association Insurance Fund ('SAIF'); the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level. See 'Prompt Corrective Action.'

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

INSURANCE OF ACCOUNTS

     The deposits of the Bank are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF and are backed by the full faith and credit of the United States Government. SAIF is administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

     Under current FDIC regulations, SAIF member institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital -- 'well-capitalized,' adequately-capitalized,' 'and undercapitalized' -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ('FDIA'). These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. As of December 31, 1997, these nine assessment risk classifications carry premiums ranging from 0% for well-capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. The insurance premium applicable to the Bank as of December 31, 1997 was 0% of insured deposits.

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

     On September 30, 1996, President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provided that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

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

     In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally ranged from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation ('FICO'). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO while BIF member institutions will pay approximately 1.3 basis points. While the Bank's insurance premiums were reduced from 23 basis points to 0 basis points, the Bank is required to pay 6.4 basis points related to funding for the FICO debt.

THRIFT CHARTER

     Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for federal savings associations and commercial banks; and, in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Bank.

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

     Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain 'tangible' capital equal to 1.5% of adjusted total assets, 'core' capital equal to 3% of adjusted total assets depending on the OTS's capital adequacy evaluation and 'total' capital (a combination of core and 'supplementary' capital) equal to 8.0% of 'risk-weighted' assets. As discussed below, under the OTS' prompt corrective action regulations, the core capital ratio generally must be at least 4.0%. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain non-withdrawable accounts and pledged deposits, and 'qualifying supervisory goodwill.' Unrealized gains (losses) on available-for-sale securities are not included in determining core capital. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, except for mortgage servicing rights and deferred tax assets which are includable within certain specified limits.

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

     In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than 'normal' level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than 'normal' interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the market value of its assets. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter 'lag' time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than 'normal' risk until the OTS publishes an appeals process. In August 1995, the OTS indefinitely delayed implementation of its interest rate risk regulation. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) an appeals process to handle requests for adjustments' to the interest rate risk component and (ii) a process by which 'well-capitalized' institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

     Management of the Bank believes that the OTS' implementation of an interest rate risk component to the risk-based capital requirement will not adversely affect the Bank.

     The following table sets forth the Bank's compliance with each of the above-described capital requirements at December 31, 1997.

                                                                                TANGIBLE      CORE      RISK-BASED
                                                                                CAPITAL     CAPITAL      CAPITAL
                                                                                --------    --------    ----------
                                                                                      (Dollars in thousands)

Stockholders' equity under GAAP -- Holding Company...........................   $ 72,571    $ 72,571     $ 72,571
Adjustments: Primarily loss at Holding Company...............................        489         489          489
                                                                                --------    --------    ----------
Stockholders' equity under GAAP -- Bank......................................     73,060      73,060       73,060
Unrealized losses on available for sale securities, net of tax...............        124         124          124
Limitation on deferred tax assets............................................    (13,224)    (13,224)     (13,224)
General allowance for loan losses (to extent allowable)......................        n/a         n/a        7,220
                                                                                --------    --------    ----------
Regulatory capital...........................................................     59,960      59,960       67,180
Minimum required regulatory capital..........................................     12,943      34,522       46,232
                                                                                --------    --------    ----------
Excess.......................................................................   $ 47,017    $ 25,438     $ 20,948
                                                                                --------    --------    ----------
                                                                                --------    --------    ----------
Regulatory capital as a percent of assets(1).................................       6.95%       6.95%       11.62%
Minimum required.............................................................       1.50%       4.00%        8.00%
                                                                                --------    --------    ----------
Excess.......................................................................       5.45%       2.95%        3.62%
                                                                                --------    --------    ----------
                                                                                --------    --------    ----------

------------

(1) Tangible and core capital are computed as a percentage of adjusted total assets of $863.0 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $577.9 million.

PROMPT CORRECTIVE ACTION

     Under Section 38 of the FDIA as added by the 'FDICIA', each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In early September 1992, the federal banking agencies, including the OTS, adopted substantially similar regulations which are intended to implement Section 38 of the FDIA. These regulations became effective December 19, 1992. Under the regulations, an institution shall be deemed to be
(i) 'well-capitalized' if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (ii) 'adequately-capitalized' if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of 'well-capitalized'; (iii) 'undercapitalized' if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) 'significantly undercapitalized' if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) 'critically undercapitalized' if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1997, the Bank was in the 'well-capitalized' category.

LIQUIDITY REQUIREMENTS

     All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 4%. The Bank was in compliance with this requirement throughout the year.

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

QUALIFIED THRIFT LENDER (QTL) TEST

     Under Section 2303 of the Economic Growth and regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the Home Owners' Loan Act, as amended ('HOLA'), and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the 'Code'). A savings association that does not comply with the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and
(iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     The QTL Test set forth in the HOLA requires that Qualified Thrift Investments ('QTIs') represent 65% of portfolio assets. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. At December 31, 1997, approximately 78.1% of the Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

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

     Generally, savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, or Tier 1 associations, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its 'surplus capital ratio' at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The surplus capital ratio' is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. 'Fully phased-in capital requirement' is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. Tier 2 associations, which generally are associations that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions over the most recent four quarter period up to a specified percentage of their net income during that four quarter period, depending on how close the association is to meeting its fully phased-in capital requirements. Tier 2 associations that meet all capital requirements are permitted to make distributions totaling up to 75% of net income over the four quarter period. Tier 3 associations, which generally are associations that do not meet current minimum capital requirements, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

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

     On January 7, 1998, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, a savings institution that would remain at least 'adequately capitalized' following the capital distribution and that meets other specified requirements, would not be required to provide any notice or application to the OTS for cash dividends below a specified amount. A savings institution is 'adequately capitalized' if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (or 3% or more if the savings institution is assigned a composite rating of 1), and does not meet the definition of 'well capitalized.' Because the Bank is a subsidiary of the Company, the proposal, however would require the Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

POLICY STATEMENT ON NATIONWIDE BRANCHING

     Effective May 11, 1992, the OTS amended its policy statement on branching by federally chartered savings associations to delete then-existing regulatory restrictions on the branching authority of such associations and to permit nationwide branching to the extent allowed by federal statute. (Prior OTS policy generally permitted interstate branching for federally chartered savings associations only to the extent allowed state-chartered savings associations in the states where the association's home office was located and where the branch was sought or if the branching resulted from OTS approval of a supervisory interstate acquisition of a troubled institution.) Current OTS policy generally permits a federally chartered savings association to establish branch offices outside of its home state if the association meets the domestic building and loan test in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the 'Code'), or the asset composition test of subparagraph (c) of that section, and if, with respect to each state outside of its home state where the association has established branches, the branches, taken alone, also satisfy one of the two tax tests. An association seeking to take advantage of this authority would have to have a branching application approved by the OTS, which would consider the regulatory capital of the association and its record under the Community Reinvestment Act of 1977, as amended, among other things.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, or 5% of outstanding FHLB advances, or 0.3% of total assets. At December 31, 1997 the Bank had $10.1 million in FHLB stock, which met this requirement. The FHLB may, at its option, redeem through repurchase, investments in its common stock in excess of the required amount.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the years ended December 31, 1997, 1996, and 1995, dividends paid by the FHLB of New York to the Bank totaled approximately $0.7 million, $0.6 million and $0.5 million, respectively.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. At December 31, 1997, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

                           FEDERAL AND STATE TAXATION

     Until federal tax law changes were enacted in August 1996, savings institutions such as the Bank that met certain definitional tests relating to composition of assets and the nature of its business were permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions in computing taxable income based upon a savings institution's actual loss experience (the 'experience method') or by reference to a percentage of its taxable income (the 'percentage of taxable income method').

     The percentage used to compute the bad debt reserve addition under the percentage of taxable income method (the 'percentage bad debt deduction') was 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for the addition to the reserve for losses on non-qualifying loans under the experience method. Also, the percentage bad debt deduction for any taxable year may not exceed the lesser of (i) the amount necessary to increase the balance in the reserve for losses on qualifying real property loans to 6% of such loans at the end of the taxable year, or (ii) the amount by which 12% of the institution's deposits at the end of the taxable year exceeds the surplus, undivided profits and reserves at the beginning of the taxable year.

     If an institution's qualifying assets (generally, loans secured by residential real estate or deposits, educational loans, cash, government obligations and certificates of deposit) constitute less than 60% of its total assets, the institution is not eligible to compute its bad debt deduction under the percentage of taxable income method. At December 31, 1997, 1996 and 1995, the Bank's qualifying assets exceeded the 60% requirement. The Bank intends to continue to meet this test in the future; however, management will consider alternatives should favorable circumstances arise.

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

     Pursuant to federal legislation enacted in August 1996, which was effective for tax years that began after December 31, 1995, thrifts were no longer permitted to make additions to their tax bad debt reserve under the percentage of taxable income method. Such legislation also requires the thrifts to realize increased tax liability over a period of at least six years, beginning in 1996, relating to their 'applicable excess reserves.' The amount of applicable excess reserves is taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. The amount of the Bank's applicable excess reserves at December 31, 1995 was $2.0 million, calculated as the excess of (1) the balance of its reserves, as defined in the Code, as of December 31, 1995 over (2) the balance of such reserves (i.e., its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans) as of December 31, 1987 (as adjusted). The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996.

     While New York State tax law is generally based on federal law, on July 30, 1996, New York State enacted legislation, effective January 1, 1996, which generally retains the percentage of taxable income method for calculating the tax bad debt deduction and does not require the Bank to recapture into income its excess tax bad debt reserves over its base year reserves for New York State tax purposes. The New York State percentage of taxable income tax bad debt deduction is equal to 32% of New York State taxable income, with certain adjustments.

     At December 3l, 1997, the Bank's recorded tax bad debt reserves are available to be deducted for tax purposes in the future.

     A savings institution may carryback net operating losses to the preceding three taxable years and carryforward such losses to the succeeding 15 taxable years on its federal income tax return. At December 31, 1997, the Bank had a net operating loss carryforward for tax purposes of approximately $21.3 million which begins to expire in 2005. The Bank has been audited by the Internal Revenue Service with respect to its income tax returns through 1993.

     New York has a bank franchise tax which subjects the Bank to a tax generally equal to the greater of (i) 9% of the Bank's 'New York entire net income,' (ii) 0.01% (or, in certain instances, a lesser portion) of the Bank's New York taxable assets,' or (iii) 3% of the Bank's 'New York alternative net income.' In addition, such tax is subject to a surcharge of 17% under a New York law designed to raise funds for mass transit. New York does not allow net operating loss carrybacks or carryforwards for financial institutions. For additional information regarding taxation see Note 10 of Notes to Consolidated Financial Statements at Item 8.

ITEM 2. PROPERTIES.

     The Company's executive offices are located at 249 Main Mall, Poughkeepsie, New York. The Company conducts business from sixteen (16) full service retail branches and six (6) residential loan production offices.

     The Bank also has its own automated teller machines ('ATMs') in twenty (20) locations in the Hudson Valley and has a link to the New York Cash Exchange ('NYCE') and the PLUS Network.

     The table below sets forth certain information on properties used for retail banking and administrative purposes as of December 31, 1997. Loan production offices are excluded.

                                                                                                          TOTAL
                                                                               OWNED      NUMBER OF      OFFICE
                                                                                 OR       YEARS AT       SQUARE
                                                                               LEASED     LOCATION        FEET
                                                                              --------    ---------    -----------

Home Office:

     21 Market Street, Poughkeepsie, NY....................................      Owned        50+          7,500

Branch Offices:
     Main Street & Innis Ave, Poughkeepsie, NY.............................      Owned        31           4,500
     Hudson Plaza, Poughkeepsie, NY........................................     Leased        25           3,500
     Hyde Park Mall, Hyde Park, NY.........................................     Leased        23           2,400
     South Hills Mall, Poughkeepsie, NY....................................     Leased        21           2,300
     Lakeside Plaza, Newburgh, NY..........................................     Leased         6           2,860
     Hudson Valley Outlet Center, Fishkill, NY.............................     Leased         1           2,880

In-Store Locations:
     Super Stop & Shop, Wappingers Falls, NY...............................     Leased         2             680
     Super Stop & Shop, Poughkeepsie, NY...................................     Leased         1             400
     ShopRite, Spring Valley, NY...........................................     Leased         2             400
     ShopRite, West Haverstraw, NY.........................................     Leased         1             400
     Price Chopper, Vails Gate, NY.........................................     Leased         1             400
     Price Chopper, Newburgh, NY...........................................     Leased         1             400
     Price Chopper, Middletown, NY.........................................     Leased         1             365
     ShopRite, Suffern, NY.................................................     Leased         1             604
     ShopRite, New City, NY................................................     Leased         1             453

Operations/Office Buildings:
     13 Market Street, Poughkeepsie, NY....................................      Owned        18           9,000
     25 Market Street, Poughkeepsie, NY....................................      Owned        50+         11,900
     249 Main Mall, Poughkeepsie, NY.......................................    Note (1)        7          40,000

------------

(1) The Bank purchased the leasehold interest on the headquarters building in 1993. The building contains 100,000 square feet of useable space of which the Bank continues to occupy approximately 40,000 square feet.

     The net book value of land, buildings and leasehold improvements was approximately $7.1 million and $6.1 million at December 31, 1997 and 1996, respectively. The Bank leases certain Branch locations from other parties and paid rents of $0.7 million on these properties in 1997.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these lawsuits will not have a material adverse affect on the financial condition or results of operation of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     No matters were submitted to a vote of securities holders in the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER'S MATTERS.

     The Company's common stock was initially issued on November 19, 1985 and is traded on the Nasdaq Stock Marketsm under the symbol PKPS. Information concerning the range of high and low sales prices for the Company's common stock for each quarterly period within the past two fiscal years, as well as net income (loss) and dividends declared per share, is set forth below.

                                                           NET                         END OF    DIVIDENDS
QUARTER ENDED                                             INCOME     HIGH      LOW     PERIOD    DECLARED
-------------                                             ------    ------    -----    ------    ---------

1997
     December 31.......................................   $(.08 )   $11.63    $9.00    $11.63      $.050
     September 30......................................     .08       9.38     7.25      9.25       .025
     June 30...........................................     .09       7.31     5.44      7.31       .025
     March 31..........................................     .09       6.50     5.25      6.00       .025

1996
     December 31.......................................   $ .09     $ 5.38    $5.00    $ 5.25      $.025
     September 30......................................    (.05)      5.25     4.75      5.00       .025
     June 30...........................................     .00       5.63     4.88      5.00       .025
     March 31..........................................     .06       5.63     5.00      5.38       .025

     As of March 9, 1998, the closing price of the Company's common stock was $10.63 per share. As of that date, the Company had 1,628 stockholders of record and 12,747,851 outstanding shares of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or 'street' name through various brokerage firms.

     As part of its regulations covering capital distributions, the OTS may object to the Bank making any capital distribution, which includes dividends. The Company relies on dividends received from the Bank to make and pay dividends to its stockholders. See 'Regulation -- Restrictions on Capital Distributions.' On January 28, 1998, the Company declared a dividend of $.06 per share on its outstanding common stock to be paid on March 5, 1998 to stockholders of record on February 13, 1998.

     Poughkeepsie Financial Corp., Bank of the Hudson and HUBCO, Inc. entered into an Amended and Restated Agreement and Plan of Merger ('Merger Agreement') dated as of October 22, 1997 . See the discussion of the Merger Agreement at
Item 1 -- 'Business of the Company' included elsewhere herein. The transaction, which is expected to close in the second quarter of 1998, is expected to be treated as a tax-free exchange to holders of Poughkeepsie Financial Corp. stock and to be accounted for as a pooling of interests.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                        YEARS ENDED DECEMBER 31,
                                     ------------------------------
                                       1997       1996       1995
                                     --------   --------   --------
                                     (Dollars in thousands, except
                                           per share amounts)
Earnings Summary:
     Interest income...............   $66,723    $63,620    $58,959
     Interest expense..............    39,275     37,857     35,475
                                     --------   --------   --------
     Net interest income...........    27,448     25,763     23,484
     Provision for possible loan
       losses......................     1,850        850      1,525
                                     --------   --------   --------
     Net interest income after
       provision for possible loan
       losses......................    25,598     24,913     21,959
     Other income(1)...............     3,574      1,462    (5,914)
     Other expenses(2).............    24,484     23,976     18,269
                                     --------   --------   --------
     Income (loss) before income
       taxes.......................     4,688      2,399    (2,224)
     Income tax provision
       (benefit)(3)................     2,259        963   (18,486)
                                     --------   --------   --------
     Net income....................  $  2,429   $  1,436   $ 16,262
                                     --------   --------   --------
                                     --------   --------   --------
Per Share Data:
     Earnings per share:
          Basic....................     $0.19      $0.11      $1.30
          Diluted..................      0.18       0.11       1.27
     Cash Dividends Per Share......     0.125       0.10       0.08
     Book Value Per Share At Year
       End.........................      5.75       5.69       5.66
     Weighted average shares
       outstanding (In thousands):
          Basic....................    12,595     12,547     12,483
          Diluted..................    13,239     12,910     12,855
     Common Shares Outstanding (In
       thousands):.................    12,610     12,592     12,531

Balance Sheet Summary:
     Securities available for
       sale........................  $126,937   $135,790   $185,600
     Securities held to maturity...    25,537     29,957         --
     Loans.........................   674,546    643,339    583,767
     Total assets..................   875,492    858,690    825,448
     Deposits......................   620,377    575,246    534,041
     Stockholders' equity..........    72,571     71,668     70,924

Performance Ratios:
     Return on average assets......      0.28%      0.17%      2.12%
     Return on average equity......      3.32%      2.02%     28.48%
     Dividend payout ratio.........     69.44%     90.91%      6.35%
     Average equity to average
       assets......................      8.39%      8.41%      7.44%
     Net interest margin...........      3.30%      3.21%      3.12%

Asset Quality Ratios:
     Allowance for possible loan
       losses to total loans.......      1.40%      1.34%      1.41%
     Allowance for possible loan
       losses to non-performing
       loans.......................     91.93%     56.10%    151.96%
     Non-performing loans to total
       loans.......................      1.52%      2.40%      0.93%
     Non-performing assets to total
       loans plus OREO.............      2.18%      4.00%      3.05%
     Net charge-offs to average
       loans.......................      0.17%      0.07%      0.27%
                                   YEARS ENDED DECEMBER 31,
                                   ------------------------
                                        1994      1993
                                      --------  --------
Earnings Summary:
     Interest income...............    $49,536   $47,433
     Interest expense..............     27,620    29,941
                                      --------  --------
     Net interest income...........     21,916    17,492
     Provision for possible loan
       losses......................        120       400
                                      --------  --------
     Net interest income after
       provision for possible loan
       losses......................     21,796    17,092
     Other income(1)...............      2,851     6,923
     Other expenses(2).............     17,980    18,196
                                      --------  --------
     Income (loss) before income
       taxes.......................      6,667     5,819
     Income tax provision
       (benefit)(3)................        150        --
                                      --------  --------
     Net income....................   $  6,517  $  5,819
                                      --------  --------
                                      --------  --------
Per Share Data:
     Earnings per share:
          Basic....................      $0.53     $0.71
          Diluted..................       0.51      0.71
     Cash Dividends Per Share......         --        --
     Book Value Per Share At Year
       End.........................       4.05      4.01
     Weighted average shares
       outstanding (In thousands):
          Basic....................     12,410     8,252
          Diluted..................     12,746     8,252
     Common Shares Outstanding (In
       thousands):.................     12,467    12,377
Balance Sheet Summary:
     Securities available for
       sale........................   $203,883  $218,646
     Securities held to maturity...         --        --
     Loans.........................    494,189   459,607
     Total assets..................    727,625   718,874
     Deposits......................    489,144   437,660
     Stockholders' equity..........     50,478    49,600
Performance Ratios:
     Return on average assets......       0.91%     0.82%
     Return on average equity......      13.31%    11.73%
     Dividend payout ratio.........         --        --
     Average equity to average
       assets......................       6.84%     5.53%
     Net interest margin...........       3.17%     2.60%
Asset Quality Ratios:
     Allowance for possible loan
       losses to total loans.......       3.68%     4.29%
     Allowance for possible loan
       losses to non-performing
       loans.......................     116.02%   133.33%
     Non-performing loans to total
       loans.......................       3.17%     3.22%
     Non-performing assets to total
       loans plus OREO.............       5.57%     8.20%
     Net charge-offs to average
       loans.......................       0.36%     0.21%

------------

(1) In 1995, PFC recorded a $7.5 million loss related to certain commercial loans held for bulk sale.

(2) In 1996, PFC recorded a $2.6 million special assessement levied by the FDIC to recapitalize the SAIF Insurance Fund.

(3) In 1995, PFC recognized deferred tax assets of $17.6 million by reducing previously established valuation reserves.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY

     The Company reported net income of $2.4 million, or $0.18 per share (diluted), for the year ended December 31, 1997, compared with $1.4 million, or $0.11 per share (diluted), for 1996, and $16.3 million, or $1.27 per share (diluted), for 1995. The results for 1997, 1996 and 1995 included the following non-operating and special items:

        1997
           Merger related costs of $0.5 million related to the Company's pending merger with HUBCO.

           Charges of $0.8 million ($0.5 million, net of tax) associated with termination of the Company's Retirement Plan for Non-Employee Directors.

        1996
           SAIF Special Assessment of $2.6 million ($1.6 million, net of tax).

           Loss on Bulk Sale of $0.9 million ($0.5 million, net of tax)

        1995
           Income tax benefits of $18.7 million attributable to the reduction of valuation allowances in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, 'Accounting for Income Taxes.'

           A $7.5 million ($4.5 million, net of tax) loss on the pending 'bulk sale' of certain commercial loans and a $1.0 million ($0.6 million, net of tax) special addition to the allowance for loan losses.

     The following table shows comparable results (net of tax) for the years ended December 31, 1997, 1996, and 1995, respectively:

                                                                            1997      1996       1995
                                                                           ------    -------    -------
                                                                                    (in 000's)

Earnings from operations................................................   $3,435    $ 3,547    $ 3,793
Merger related expenses.................................................     (540)        --         --
Termination of Directors' Retirement Plan...............................     (466)        --         --
SAIF special assessment.................................................       --     (1,575)        --
Loss on bulk sale.......................................................       --       (536)    (4,527)
Additional loan loss provision..........................................       --         --       (600)
Recognition of future tax benefits and higher effective tax rate........       --         --     17,596
                                                                           ------    -------    -------
     Net Income.........................................................   $2,429    $ 1,436    $16,262
                                                                           ------    -------    -------
                                                                           ------    -------    -------

     Earnings from operations, which consists of net income excluding certain items deemed to be non-operating or special, are down $0.1 million from 1996 and $0.4 million from 1995. Earnings from operations in 1997 were lower than both 1996 and 1995 as the costs of operating OREO and the operating costs of new branches and new product promotions more than offset the increases recorded in net interest income and fee income, and the reduction in deposit insurance premiums.

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements which are included elsewhere herein.

FINANCIAL CONDITION

     Total assets increased in 1997 by $16.8 million, or 2.0%, from $858.7 million at December 31, 1996 to $875.5 million at December 31, 1997. This is compares with asset growth of 4.0% in 1996. Asset growth in 1997 was due primarily to a $30.4 million increase in net loans, partially offset by a $13.3 million decrease in investment securities. Other real estate owned declined by $6.1 million, to $4.6 million at December 31, 1997.

     Net loans increased during 1997 due largely to a $26.9 million (or 12.8%) increase in commercial real estate loans and a $8.7 million (or 27.9%) increase in consumer loans. One-to-four family residential real estate loans declined by $5.2 million (or 1.3%). One-to-four family residential loan originations were $72.5 million in 1997 as compared with $130.4 million in 1996 and $102.8 million in 1995. Commercial real estate and multi-family residential loan originations during 1997 totaled $103.9 million as compared to $73.4 million in 1996.

     Investment securities declined by $13.3 million (or 8.0%) in 1997 due largely to the call of a $17.0 million security in December 1997. Proceeds were used to pay down short-term borrowings. During 1996, $35.3 million of fixed-rate mortgage-backed securities were transferred from 'Available for Sale' to 'Held to Maturity' classification as the Bank has the positive intent and ability to hold these securities to maturity. For additional information, see Note 4 to the 'Notes to Consolidated Financial Statements.'

     Other real estate owned decreased by $6.2 million in 1997 to $4.6 million at December 31, 1997. OREO activity during 1997 included sales of $2.6 million, acquisitions of $1.1 million, transfers to performing loans of $2.6 million and write-downs of $1.7 million. The Company's efforts to dispose of other real estate owned include, where appropriate, extending loans to facilitate such sales. However, in such instances it is the Company's general practice to seek a down-payment of at least 10% to 20% in order to ensure that there is a sufficient transfer of risk to the borrower. In 1997, the Company made loans to facilitate the disposition of OREO totaling $2.0 million at the time of origination. Loans in portfolio which were made to facilitate the sales of OREO properties aggregated $44.6 million at December 31, 1997.

     Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed-in-lieu of foreclosure are classified as other real estate owned until sold. When property is acquired, it is recorded at the lesser of the loan's remaining principal balance or the estimated fair value of the property, after reduction for estimated selling costs. Any balance in excess of such estimated fair value on the date the property is acquired is charged to the allowance for loan losses. All costs incurred thereafter in maintaining the property and subsequent declines in fair value are charged to operating expense. For additional analysis of OREO activity during 1996 and 1997, see Note 6 to the 'Notes to Consolidated Financial Statements.'

     Net deferred tax assets decreased by $1.8 million in 1997 to $15.0 million at December 31, 1997 as deferred tax assets (e.g. net operating loss carry forwards) were utilized to reduce taxes otherwise payable. For further information, see Note 10 of the 'Notes to Consolidated Financial Statements.'

     Deposits increased in 1997 by $45.1 million (or 7.8%) to $620.4 million following a 7.7% increase in 1996. The increase in deposits was the result of new branches and aggressive pricing. During 1997, money market and demand deposits posted double digit increases, while savings accounts and time deposits increased at more modest rates.

     Total borrowings decreased in 1997 by $29.9 million (or 15.0%) to $168.8 million as deposit increases exceeded net asset growth.

YEAR 2000 CONSIDERATIONS

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000.

     A 'Year 2000 Project Team' was formed in June, 1997 and is comprised of certain managers and staff of all significant operating departments of the Company. This team is responsible for the development and implementation of a plan to deal with Year 2000 issues. The Company's Year 2000 Action Plan (the 'Plan') was presented to the Audit Committee of the Board of Directors on July 21, 1997. The Plan was developed using the guidelines outlined in the Federal Financial Examination Council's 'The Effect of Year 2000 on Computer Systems.' Periodic updates to the Plan are provided to the Audit Committee and the Board of Directors, as appropriate.

     The Company has initiated formal communications with its significant vendors, service providers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own 2000 issue. There can be no guarantee that the systems of other companies on which the Company relies will be timely remediated. Therefore, the Company could possibly be negatively impacted to the extent other entities are unsuccessful in properly addressing this issue. Contingency plans are being developed wherever possible.

     An OTS off-site examination was conducted on September 30, 1997 and based upon the examination results, the Company was progressing satisfactorily towards completing the Plan requirements. Management believes the Company's Plan continues to be on schedule.

     Based on our assessment of the Company's Year 2000 risks and our monitoring of and conferences with third party service providers, we do not expect to incur significant expenses nor encounter significant difficulties in connection with issues related to the Year 2000. Additionally, subsequent to the Company's expected merger with HUBCO, all issues related to the Year 2000 will be incorporated into the HUBCO Year 2000 Plan.

LIQUIDITY AND CAPITAL RESOURCES

     The Company manages its liquidity position within the overall context of its asset/liability management program. Liquidity is maintained to meet regulatory requirements, to meet normal funding needs and to be responsive to the inherent credit and maturity risks of its assets and liabilities.

     Under OTS regulations, the Bank is required to maintain average primary liquidity levels, as defined by the OTS, equal to 4.0% of net withdrawable deposit accounts plus borrowings due within one year. The required level may be changed by the OTS from time to time. The Bank complied with this requirement throughout 1997.

     The Bank's funding requirements consist primarily of loan commitments, debt repayments, deposit withdrawals and operating expenses. As of December 31, 1997, the Bank had commitments under standby letters of credit, and unused lines of credit of approximately $2.3 million and $14.6 million, respectively. At December 31, 1997, the Bank was also committed to originate or fund $16.3 million one-to-four family residential mortgage loans and $32.8 million of commercial loans.

     Sources of funds include payments and prepayments on loans and securities, deposits, borrowings, interest income, other revenue and asset sales. The Bank had a $84.7 million ($52.8 million of which was unused) overnight line of credit from the FHLB of New York at December 31, 1997. The line is subject to various conditions, including the pledging and delivery of acceptable collateral. As of December 31, 1997, the Bank had sufficient available collateral to borrow up to an additional $258 million in the form of FHLB advances or reverse repurchase agreements. The sources of funds described above are believed to be sufficient to meet funding demands.

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

     OTS regulations require the Bank to meet certain minimum regulatory capital requirements. At December 31, 1997 the Bank had regulatory capital substantially in excess of requirements. The Bank is deemed to be 'well capitalized' by its regulators. 'Additional information concerning the Bank's regulatory capital position is provided in Note 16 of Notes to Consolidated Financial Statements' at Item 8.

RESULTS OF OPERATIONS

     The earnings of the Company are dependant on the earnings of its bank subsidiary. In turn, the earnings of the Bank are largely dependent upon net interest income and fee income. Net interest income is the difference between interest earned on its loan and securities portfolios and interest paid on deposit accounts and borrowed funds. Non-interest income is primarily the result of deposit account and transaction fees and net gains (losses) on sales of securities and other assets.

     Net interest income is affected by a number of variables. One such variable is the interest rate spread, that is, the difference between the yields on average interest-earning assets and the cost of average interest-bearing liabilities. Another important variable is the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest margin represents net interest income divided by average interest-earning assets. Net interest margins were 3.30%, 3.21% and 3.12% for the years ended December 31, 1997, 1996 and 1995, respectively.

     The table below sets forth information relating to interest-earning assets (including non-performing assets), interest-bearing liabilities and net interest income during the periods indicated.

                                                       FOR THE YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                     1997                           1996                           1995
                          ---------------------------    ---------------------------    ---------------------------
                          AVERAGE             YIELD/     AVERAGE             YIELD/     AVERAGE             YIELD/
                          BALANCE   INTEREST  RATE(1)    BALANCE   INTEREST  RATE(1)    BALANCE   INTEREST  RATE(1)
                          --------  --------  -------    --------  --------  -------    --------  --------  -------
                                                           (Dollars in thousands)

Interest-earning assets:
     Mortgage loans...... $611,727  $ 51,260    8.39%    $579,578  $ 48,519    8.37%    $501,973  $ 42,071    8.38%
     Other loans.........   42,629     3,790    8.87       37,581     3,388    9.02       38,210     3,425    8.96
     Mortgage-backed
       securities........  144,375     9,438    6.54      151,424     9,593    6.33      181,084    11,454    6.33
     Other securities....   32,751     2,164    6.61       30,762     1,973    6.41       27,962     1,824    6.52
     Money market
       investments and
       federal funds.....    1,317        71    5.42        2,804       147    5.22        3,186       185    5.81
                          --------  --------  -------    --------  --------  -------    --------  --------  -------
          Total..........  832,799    66,723    8.01%     802,149    63,620    7.93%     752,415    58,959    7.84%
                          --------  --------  -------    --------  --------  -------    --------  --------  -------
Interest-bearing
  liabilities:
     Deposits............  603,885    28,211    4.66      554,925    25,834    4.64      517,142    24,321    4.70
     FHLB Advances.......   35,000     1,998    5.61       79,637     4,492    5.55       67,881     4,016    5.84
     Other
       borrowings(2).....  150,519     9,066    6.01      128,699     7,531    5.84      118,945     7,138    6.00
                          --------  --------  -------    --------  --------  -------    --------  --------  -------
          Total..........  789,404    39,275    4.96%     763,261    37,857    4.95%     703,968    35,475    5.04%
                          --------  --------  -------    --------  --------  -------    --------  --------  -------
Excess of interest-
  earning assets over
  interest-bearing
  liabilities............ $ 43,395                       $ 38,888                       $ 48,447
                          --------                       --------                       --------
                          --------                       --------                       --------
Net interest and dividend
  income.................           $ 27,448                       $ 25,763                       $ 23,484
                                    --------                       --------                       --------
                                    --------                       --------                       --------
Interest rate
  spread(3)..............                       3.05%                          2.98%                          2.80%
                                              -------                        -------                        -------
                                              -------                        -------                        -------
Net interest margin(4)...                       3.30%                          3.21%                          3.12%
                                              -------                        -------                        -------
                                              -------                        -------                        -------

------------

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

     The following table sets forth the weighted-average coupons and costs of interest-earning assets (excluding non-performing loans) and interest-bearing liabilities at the dates indicated.

                                                                                    DECEMBER 31,
                                                                              ------------------------
                                                                              1997      1996      1995
                                                                              ----      ----      ----

Weighted-average yield on:
     Loan portfolio......................................................     8.23%     8.20%     8.38%
     Mortgage-backed securities..........................................     7.30      7.26      7.41
     Other securities....................................................     7.11      6.55      6.78
     Other interest earning assets.......................................     9.32      9.38      9.19
     All interest-earning assets.........................................     7.95      8.02      8.21
Weighted-average cost of:
     Deposits............................................................     4.73      4.67      4.86
     Federal Home Loan Bank term advances................................     5.73      5.58      5.65
     Other borrowings....................................................     5.94      5.61      6.29
     All interest-bearing liabilities....................................     4.95      4.88      5.09

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     Earnings Overview. The Company recorded net income of $2.4 million, or $0.18 per share (diluted), for the year ended December 31, 1997, compared with net income of $1.4 million, or $0.11 per share (diluted), for 1996. Full year results for 1997 included aggregate net of tax costs of $1.0 million related to costs incurred in connection with the pending merger ($0.5 million) and termination of the Directors' retirement plan ($0.5 million). Full year results for 1996 included aggregate net of tax costs of $2.1 million, or $0.16 per share, related to the SAIF special assessment ($1.6 million) and an additional loss on 'bulk sale' of certain assets ($0.5 million) and $1.0 million in related additional loan loss provisions. Excluding these non-recurring items, net income would have been $3.4 million in 1997 as compared with $3.5 million in 1996.

     Operating results for 1997 were level with 1996 as increased expenses related to new branches, higher loan loss provisions and higher costs of operating OREO were offset by growth in net interest and fee income, and by lower deposit insurance premiums.

     Net interest income. Net interest income for the year ended December 31, 1997 totaled $27.4 million, an increase of $1.6 million from 1996 net interest income of $25.8 million. Average yields on interest-earning assets increased by 8 basis points (with 100 basis points equal to 1%) to 8.01% while the average cost of interest-bearing liabilities increased by only 1 basis point to 4.96%.

     Interest income rose $3.1 million, or 4.9%, reflecting an increase in average interest earning assets together with the effect of higher average yields. Average-earning assets increased due largely to new loan originations. Average yields earned during the year increased largely as a result of higher yields on mortgage-backed securities.

     Non-performing and restructured assets also effect net interest income. As of December 31, 1997 and 1996, non-accrual loans totaled $10.2 million and $15.4 million, respectively, while performing troubled debt restructurings (TDRs) were $14.4 and $9.5 million, respectively. Had these assets performed in accordance with their original terms throughout the year, interest income would have been greater than the reported amounts by $1.2 million in 1997 and $1.9 million in 1996.

     Interest expense increased by $1.4 million, or 3.7%, reflecting higher average deposits outstanding during 1997 compared to 1996 and slightly higher rates on both deposits and borrowings. The weighted average cost of deposits increased by only 2 basis points to 4.66% and the weighted average cost of borrowings, which includes borrowings from the Federal Home Loan Bank and under short-term repurchase agreements, increased by 20 basis points to 5.95%.

     The changes in net interest income from 1996 to 1997, including non-performing assets, attributable to changes in average balances and interest rates is summarized as follows:

                                                                      CHANGE ATTRIBUTABLE TO
                                                                    --------------------------      NET
                                                                      VOLUME          RATE        CHANGE
                                                                    -----------    -----------    -------
                                                                           (Dollars in thousands)

Interest-earning assets:
     Mortgage loans..............................................     $ 2,524         $ 217       $ 2,741
     Other loans.................................................         452           (50)          402
     Mortgage-backed securities..................................        (447)          292          (155)
     Other securities............................................          48           143           191
     Money market investments and federal funds..................         (79)            3           (76)
                                                                    -----------    -----------    -------
     Total interest income.......................................       2,498           605         3,103
                                                                    -----------    -----------    -------
Interest-bearing liabilities:
     Deposits....................................................      (2,285)          (92)       (2,377)
     Borrowings..................................................       1,363          (404)          959
                                                                    -----------    -----------    -------
          Total interest expense.................................        (922)         (496)       (1,418)
                                                                    -----------    -----------    -------
          Net interest income....................................     $ 1,576         $ 109       $ 1,685
                                                                    -----------    -----------    -------
                                                                    -----------    -----------    -------

     As noted earlier, interest spread is a factor in determining net interest income. The following table summarizes the components of the Bank's interest rate spread in 1997 and 1996:

                                                                                          1997      1996
                                                                                          ----      ----

Average yield on loans.................................................................   8.41%     8.41%
Average yield on mortgage-backed securities............................................   6.54      6.33
Average yield on other securities......................................................   6.61      6.41
Average yield on money market investments and federal funds............................   5.42      5.22
Combined average yield on interest-earning assets......................................   8.01      7.93
Average cost of deposits...............................................................   4.66      4.64
Average cost of FHLB Advances..........................................................   5.61      5.55
Average cost of other borrowings.......................................................   6.01      5.84
Combined average cost of funds.........................................................   4.96      4.95
Interest rate spread during the year...................................................   3.05      2.98

     Provision for Possible Loan Losses. The provision for loan losses was $1.9 million in 1997 as compared to $0.9 million in 1996. In 1997 additional provisions $0.6 million were recorded to provide flexibility in working out certain problem loans. The remaining increase of $0.4 million relates mainly to loan growth recorded during 1997.

     From December 31, 1996 to December 31, 1997, non-accrual loans declined from $15.4 million to $10.2 million while classified assets (which include non-accrual loans) declined from $31.3 million to $18.8 million. The allowance for loan losses was $9.4 million and $8.7 million at December 31, 1997 and 1996, respectively. The allowance represented 1.4% and 1.3% of the total loan portfolios and 92% and 56% of total non-performing loans at December 31, 1997 and 1996, respectively.

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

     Non-interest Income. Excluding the additional loss recognized on the bulk sale of certain commercial loans in 1996, non-interest income amounted to $3.6 million in 1997 as compared with $2.4 million in 1996.

     Banking service fees and other income rose by $1.2 million to $3.3 million in 1997 primarily as the result of an increase in the number of customer checking accounts and number of bank branches. Banking service fees and other income relates to recurring income generated from retail banking fees, net commission income on sales of investment products and loan charges and late fees.

     In 1996, a loss of $0.9 million was recognized to further reduce the carrying value of certain loans held for bulk sale which became non-accrual during 1996. In 1995, a $7.5 million loss was recorded to write down loans held for bulk sale to the lower of cost or market value.

     Non-Interest Expenses. The following table sets forth the primary components of non-interest expense for the periods indicated.

                                                                               YEAR ENDED DECEMBER 31,
                                                                             ---------------------------
                                                                                 1997           1996
                                                                             ------------    -----------
                                                                                   (In thousands)

Salaries and wages........................................................     $  8,968        $ 8,284
Employee benefits.........................................................        3,188          2,467
Legal.....................................................................          611            511
Occupancy.................................................................        1,737          1,447
Furniture and equipment...................................................        1,218          1,001
Deposit insurance.........................................................          551          1,426
Net cost of operating other real estate owned.............................        2,508          1,143
Third party loan servicing expenses.......................................          486            549
Advertising/Marketing.....................................................        1,181          1,101
Insurance.................................................................          232            243
Professional services.....................................................        1,334          1,115
Other.....................................................................        2,470          2,065
                                                                             ------------    -----------
     Sub-total............................................................       24,484         21,352
SAIF special assessment...................................................           --          2,624
                                                                             ------------    -----------
     Total non-interest expenses..........................................     $ 24,484        $23,976
                                                                             ------------    -----------
                                                                             ------------    -----------

     Most operating expense categories posted increases in 1997 over 1996 levels due largely to increased staffing and related expenses of new supermarket branches and costs of enhanced customer delivery systems; professional service costs also increased in 1997 related to merger related matters and the formation of the holding company. Employee benefits expense increased due mainly to costs incurred for the termination of the Directors' Retirement plan. The net cost of operating OREO increased by $1.4 million due primarily to increased writedowns on several OREO properties.

     The one-time SAIF Special Assessment recorded in 1996 resulted from legislation signed into law on September 30, 1996 and was applicable to all SAIF insured institutions. The special assessment was levied by the FDIC to recapitalize the SAIF. The recapitalization of the SAIF fund enabled the FDIC to lower deposit insurance premiums starting in 1997.

     Income Taxes. In 1997, income tax expense totaled $2.3 million as compared with $1.0 million in 1996. The combined effective tax rate was 48% for 1997 and 40% for 1996. The effective tax rate in 1997 was higher than in 1996 due to the effect of certain non-deductible professional costs incurred in connection with the proposed merger.

     Net deferred tax assets totaled $15.0 million at December 31, 1997 as compared with $16.8 million at December 31, 1996. The principal components of the Company's deferred tax assets are net operating loss carryforwards, and temporary differences attributable to loan loss reserves, the bulk sale transaction, and certain OREO activity.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     Earnings Overview. The Company reported net income for 1996 of $1.4 million, or $0.11 per share (diluted), as compared with net income of $16.3 million, or $1.27 per share (diluted), for 1995. Earnings from operations, which consists of net income excluding certain items deemed to be non-operating or special, were $3.5 million, or $0.27 per share (diluted), in 1996 as compared with $3.8 million, or $0.30 per share (diluted), in 1995. A reconciliation of earnings from operations to net income is presented below (amounts are in thousands, except per share data and are net-of-tax):

                                                                      1996                    1995
                                                              --------------------    --------------------
                                                                         PER SHARE               PER SHARE
                                                                        -- DILUTED               -- DILUTED
                                                                         ---------               ---------
Earnings from operations...................................   $ 3,547     $  0.27     $ 3,793     $  0.30
SAIF Special Assessment....................................    (1,575)      (0.12)         --          --
Loss on Bulk Sale..........................................      (536)      (0.04)     (4,527)      (0.35)
Additional loan loss provision.............................        --          --        (600)      (0.05)
Recognition of future tax benefits and higher effective tax
  rate.....................................................        --          --      17,596        1.37
                                                              -------    ---------    -------    ---------
     Net income............................................   $ 1,436     $  0.11     $16,262     $  1.27
                                                              -------    ---------    -------    ---------
                                                              -------    ---------    -------    ---------

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

     Non-performing and restructured assets also effect interest income. During 1996 and 1995, non-performing assets averaged $21.6 million and $31.9 million respectively, while performing troubled debt restructurings (TDR's) averaged $3.2 million and $26.5 million, respectively. Had these assets performed in accordance with their original terms throughout the year, interest income would have been greater than the reported amounts by $1.9 million in 1996 and $2.6 million in 1995.

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

     The changes in net interest income from 1995 to 1996, including non-performing assets, attributable to changes in average balances and interest rates is summarized as follows:

                                                                               CHANGE
                                                                          ATTRIBUTABLE TO
                                                                          ----------------
                                                                          VOLUME     RATE     NET CHANGE
                                                                          -------    -----    ----------
                                                                              (Dollars in thousands)
Interest-earning assets:
     Mortgage loans....................................................   $ 6,504    $ (56)    $  6,448
     Other loans.......................................................       (56)      20          (36)
     Mortgage-backed securities........................................    (1,876)      14       (1,862)
     Other securities..................................................       183      (34)         149
     Money market investments and federal funds........................       (22)     (16)         (38)
                                                                          -------    -----    ----------
          Total interest income........................................     4,733      (72)       4,661
                                                                          -------    -----    ----------
Interest-bearing liabilities:
     Deposits..........................................................     1,777     (264)       1,513
     FHLB advances.....................................................       696     (220)         476
     Other borrowings..................................................       585     (192)         393
                                                                          -------    -----    ----------
          Total interest expense.......................................     3,058     (676)       2,382
                                                                          -------    -----    ----------
          Net interest income..........................................   $ 1,675    $ 604     $  2,279
                                                                          -------    -----    ----------
                                                                          -------    -----    ----------

     As noted earlier, interest spread is a factor in determining net interest income. The following table summarizes the components of the Bank's interest rate spread in 1996 and 1995:

                                                                                             1996    1995
                                                                                             ----    ----

Average yield on loans....................................................................   8.41%   8.42%
Average yield on mortgage-backed securities...............................................   6.33    6.33
Average yield on other securities.........................................................   6.41    6.52
Average yield on money market investments and federal funds...............................   5.22    5.81
Combined average yield on interest-earning assets.........................................   7.93    7.84
Average cost of deposits..................................................................   4.64    4.70
Average cost of FHLB Advances.............................................................   5.55    5.84
Average cost of other borrowings..........................................................   5.84    6.00
Combined average cost of funds............................................................   4.95    5.04
Interest rate spread during the year......................................................   2.98    2.80

     Provision for Possible Loan Losses. The provision for loan losses was $0.9 million in 1996 as compared to $1.5 million in 1995. As mentioned in the earnings overview, an additional non-recurring $1.0 million provision for loan losses was recorded in the fourth quarter of 1995; this provision was made to strengthen the allowance for loan losses and provide increased flexibility in working out or selling certain commercial loans not included in the 'bulk sale.' Excluding the non-recurring $1.0 million provision made in 1995, the provision for loan losses was increased by $0.4 million in 1996 as a result of loan growth.

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

     Non-Interest Expenses. The following table sets forth the primary components of non-interest expense for the periods indicated.

                                                                               YEAR ENDED DECEMBER 31,
                                                                             ---------------------------
                                                                                 1996           1995
                                                                             ------------    -----------
                                                                                   (In thousands)

Salaries and wages........................................................     $  8,284        $ 7,074
Employee benefits.........................................................        2,467          2,127
Legal.....................................................................          511            595
Occupancy.................................................................        1,447          1,139
Furniture and equipment...................................................        1,001          1,006
Deposit insurance.........................................................        1,426          1,447
Net cost of operating other real estate owned.............................        1,143            249
Third party loan servicing expenses.......................................          549            645
Advertising/Marketing.....................................................        1,101          1,003
Insurance.................................................................          243            204
Professional services.....................................................        1,115          1,051
Other.....................................................................        2,065          1,729
                                                                             ------------    -----------
     Sub-total............................................................       21,352         18,269
SAIF special assessment...................................................        2,624             --
                                                                             ------------    -----------
          Total non-interest expenses.....................................     $ 23,976        $18,269
                                                                             ------------    -----------
                                                                             ------------    -----------

     Most operating expense categories posted increases in 1996 over 1995 levels due largely to increased staffing and related expenses of new supermarket branches and costs of enhanced customer delivery systems; marketing costs also increased in 1996 related to new products and new branches. The net cost of operating OREO increased by $1.4 million in 1997. Primarily due to valuation adjustments of $1.0 million on certain commercial OREO properties recognized in the fourth quarter of 1997.

     The one-time SAIF Special Assessment resulted from legislation signed into law on September 30, 1996 and is applicable to all SAIF insured institutions. The special assessment was levied by the FDIC to recapitalize the SAIF. The recapitalization of the SAIF fund is expected to provide lower deposit insurance premiums for at least the next three years. The anticipated savings in the Company's deposit insurance premiums is estimated to be approximately $0.9 million per year, beginning in 1997.

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

     The Bank adopted SFAS No. 109, 'Accounting for Income Taxes,' effective January 1, 1993. Among other provisions, SFAS No. 109 requires that a valuation allowance be recorded to reduce net deferred tax assets to an amount that will be realized based on a 'more likely than not' criteria. The valuation allowance is subject to adjustment based on changes in circumstances that affect management's judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

     The income tax benefit in 1995 was primarily due to a reduction in the valuation allowance reflecting management's best judgment regarding the amounts and timing of future taxable income. The valuation allowance was reduced by $19.8 million, of which $15.3 million related to deferred tax asset balances prior to the effects of the bulk sale'. As a result, net deferred tax assets totaled $17.8 million at December 31, 1995 as compared with $2.0 million at December 31, 1994. The principal components of the Bank's deferred tax assets are net operating loss carryforwards, and temporary differences attributable to loan loss reserves, the bulk sale transaction, and certain OREO activity. Elimination of the valuation allowance for future tax benefits in 1995 requires that earnings reported in future periods be tax effected at the statutory rates.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and related data presented here have been prepared in accordance with generally accepted accounting principles which require the measurement of most elements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's earnings than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as do the prices of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Market risk represents the sensitivity of income and capital levels to changes in interest rates. The Company manages its Market Risk in conjunction with its Asset/Liability Management and Interest Rate Risk Management strategies. Asset-liability and Interest-rate risk management is governed by policies and procedures approved annually by the Company's Board of Directors (the 'Board'). The Board delegates responsibility for asset-liability and interest-rate risk management to the Asset-Liability Management Committee ('ALCO'). ALCO sets strategies that guide the asset-liability management activities of the Company and review all major market risk, liquidity and capital management activities of the Company. ALCO is comprised of members of Senior Management representing the Finance, Lending and Retail Banking areas, among others.

ASSET/LIABILITY AND INTEREST RATE RISK MANAGEMENT

     The Company attempts to manage the maturity and repricing characteristics of its balance sheet in order to maintain the sensitivity of both net interest income and the market value of the balance sheet within acceptable ranges. Specific areas subject to interest rate risk include: net interest margins, prepayments on residential mortgages and mortgage-backed securities, and the residential mortgage applications in the 'pipeline' which have been rate locked by the borrower. The Company has no market risk sensitive instruments entered into for trading purposes.

     Modifying the interest sensitivity embedded in the balance sheet can be accomplished in several ways. By emphasizing the origination of new assets and liabilities, or the rollover of existing assets and liabilities, which have favorable characteristics compared to the existing balance sheet, incremental change towards the desired sensitivity position can be achieved. Hedging activities such as the utilization of interest rate hedge agreements, ('caps,' 'swaps' and 'collars') can effect immediate change in the sensitivity position. Restructuring of the balance sheet can also be used to effect immediate change. In recent years, the Company has utilized each of these strategies to manage its sensitivity position.

     In order to measure its sensitivity to changes in interest rates, the Company utilizes Net Portfolio Value ('NPV') simulation modeling to measure the variability of net interest income and the market value of its balance sheet under a number of different interest rate scenarios. In addition to NPV simulation modeling, management uses gap (the difference between the amount of assets and liabilities repricing in any particular period) analysis as a part of its review of the Company's position with respect to potential exposure to risk under various interest-rate scenarios. The results of these analyses are periodically presented to both ALCO and the Board. The Board has set specific limits on the Company's sensitivity position, as required by OTS regulations.

     The Company's net interest margin is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. The repricing differences are measured in specific time intervals and are referred to within the banking industry as interest rate sensitivity gaps. The Company manages the interest rate risk of current and future earnings to a level consistent with the Company's mix of businesses and seeks to limit such risk exposure to a percentage of earnings and stockholders' equity. The Company has established interest rate risk limits based on a Net Portfolio Value ('NPV') concept consistent with the approach used by the OTS in determining risk based capital requirements. The Company uses interest rate hedge agreements and manages the mix of its short and long term borrowings to achieve its desired risk profile relative to NPV under a variety of interest rate assumptions.

     Prepayments on residential mortgages and mortgage-backed securities, which are generally not subject to prepayment penalties, can alter the Company's interest sensitivity gap. Prepayments on fixed-rate commercial real estate loans are generally subject to prepayment penalties. The Company considers estimates of prepayments when calculating its interest rate sensitivity and NPV limits. Prepayments tend to accelerate in a falling interest rate environment when it may be difficult to reinvest the funds at the same interest rate.

     The residential mortgage pipeline is also susceptible to changes in interest rates. Loans in the pipeline originated for portfolio have not been hedged. Loans in the pipeline which are targeted for sale to secondary market investors (e.g. FHLMC and FNMA) are either price locked with the investor or hedged using off-balance instruments (generally forward contracts).

     Hedging Activities. In accordance with policies approved by the Board of Directors, the Company uses certain derivative financial instruments and forward contracts to assist in managing its interest rate risk exposure, but does not utilize such instruments for speculative purposes. Derivative financial instruments used by the Company during 1997 were interest rate swaps, caps and collars. The Company has not entered into any derivative financial instrument agreements containing embedded options.

     The Company has entered into interest rate hedge agreements with certain approved broker/dealers ('Brokers'). (See Note 17 of Notes to Consolidated Financial Statements at Item 8.) The following table summarizes, by category of asset or liability hedged, the notional amount of the Company's outstanding derivative financial instruments as of December 31, 1997:

                                                         INTEREST       INTEREST       FORWARD
                                                        RATE SWAPS    RATE COLLARS    CONTRACTS     TOTAL
                                                        ----------    ------------    ---------    --------
                                                                            (in 000's)

Item hedged:
     MBS available for sale..........................    $     --       $ 90,000       $    --     $ 90,000
     Mortgage pipeline...............................          --             --         1,000        1,000
     Adjustable-rate borrowings......................      20,000         25,000            --       45,000
                                                        ----------    ------------    ---------    --------
          Total Notional Amount......................    $ 20,000       $115,000       $ 1,000     $136,000
                                                        ----------    ------------    ---------    --------
                                                        ----------    ------------    ---------    --------

     Interest rate swaps and collars generally are long term contracts made at market interest rates when purchased. Forward contracts are generally of short term duration, usually 60 to 90 days in length. The market value of all hedge transactions are measured monthly. At December 31, 1997, the unrealized gain or
(loss) on hedge transactions was $(0.6) million on interest rate swaps, $0.3 million on interest rate collars, and zero on forward contracts. The asset or liability being hedged generally has an offsetting unrealized gain or loss. It is the Company's intention to hold the hedging instruments until the contracts expire.

     Net Portfolio Value Model and Interest Sensitivity Gap. The NPV approach calculates the difference between the present value of liabilities and the expected cash flows from assets and off-balance sheet contracts which would result from instantaneous and sustained parallel shifts in the yield curve. The following table sets forth the sensitivity of the Company's NPV and the calculated change in the Company's annual Net Interest Income based upon immediate and sustained hypothetical changes in interest rates as of December 31, 1997:

                                  CHANGE IN NPV              CHANGE IN NET INTEREST INCOME
      CHANGE IN          -------------------------------    -------------------------------
MARKET INTEREST RATES    COMPUTED CHANGE    POLICY LIMIT    COMPUTED CHANGE    POLICY LIMIT
---------------------    ---------------    ------------    ---------------    ------------

          +2%                - 15.2%           - 20.0%           - 8.0%           - 20.0%
          +1%                 - 6.3%           - 10.0%           - 4.6%           - 10.0%
      Unchanged                  --                --               --                --
         - 1%                  +2.3%           - 10.0%            +2.4%           - 10.0%
         - 2%                  +5.5%           - 20.0%            +4.5%           - 20.0%

     These calculations indicate that our NPV and Net Interest Income would be adversely affected by increases in interest rates and favorably affected by interest rate declines. All computed changes are within policy limits.

     While we cannot predict future interest rates or their effects on our NPV or net interest income, we do not expect current interest rates to have a material adverse effect on our NPV or net interest income in the future. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit flows, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react at different times and in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans and mortgage-backed securities, generally have features which restrict changes in interest rates on both a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could be significantly different from those assumed in making the calculations set forth above, and an increased credit risk may result as the ability of certain borrowers to service their debt may be affected in the event of an interest rate increase.

     Additionally, the OTS has proposed an interest rate risk ('IRR') component as part of its risk-based capital requirement and also considers IRR when assigning a composite rating to the institutions it regulates. Under the proposed regulations, an institution's IRR is measured by the decline in net portfolio value that would result from a 200 basis point increase or decrease in market interest rates divided by the estimated value of assets. An institution with a change in this ratio (a change defined by the OTS as 'IRR exposure') in excess of 2% must deduct an IRR component when calculating its risk-based capital requirement. At December 31, 1997, the Bank's IRR exposure was approximately 1.5% which is considered 'normal.'

     The following table represents the composition of the one-year interest sensitive gap for the dates indicated:

                                                                                 DECEMBER 31,
                                                                         ----------------------------
                                                                          1997       1996       1995
                                                                         -------    -------    ------
                                                                            (Dollars in millions)

Interest-earning assets subject to repricing in one year:
     Residential mortgage loans.......................................   $ 143.3    $ 144.7    $178.9
     Commercial real estate loans.....................................     116.3      110.2      81.9
     Commercial loans held for bulk sale..............................        --         --      61.5
     Commercial business loans........................................       7.6        6.3       7.0
     Installment loans................................................      22.4       19.3      19.8
     Mortgage backed securities.......................................      94.6      118.1     129.2
     Other securities.................................................      10.1       14.7      24.3
                                                                         -------    -------    ------
          Total rate-sensitive assets.................................     394.3      413.3     502.6
                                                                         -------    -------    ------
Interest-bearing liabilities subject to repricing within one year:
     Money-rate deposits and borrowings:
          Time deposits...............................................     191.0      217.6     192.9
          Money market accounts.......................................     139.0      126.2     102.9
          Securities sold under repurchase agreements.................      97.1      109.0      28.5
          FHLB advances...............................................      66.9       59.8     148.5
     Core Deposits:
          Savings.....................................................      98.3       93.4      93.8
          Demand......................................................      52.8       41.6      35.5
          Escrow......................................................       4.6        4.1       4.2
                                                                         -------    -------    ------
          Total static rate-sensitive liabilities.....................     649.7      651.7     606.3
Adjustments:
     Core deposit accounts............................................    (104.3)     (93.6)    (91.8)
     Interest rate hedge agreements...................................     (85.0)    (115.0)    (70.0)
                                                                         -------    -------    ------
          Total rate-sensitive liabilities............................     460.4      443.1     444.5
                                                                         -------    -------    ------
One-year interest-sensitive gap -- excess (deficiency) of rate-
  sensitive assets over rate sensitive liabilities....................   $ (66.1)   $ (29.8)   $ 58.1
                                                                         -------    -------    ------
                                                                         -------    -------    ------
Rate-sensitive assets as a % of rate-sensitive liabilities............      85.6%      93.3%    113.1%
One-year interest sensitive gap as a % of total assets................      (7.5)%     (3.5)%     7.0%

     The gap table presented above is based on the contractual maturity of fixed-rate products, and the next repricing date of adjustable-rate products. Normal amortization and prepayment estimates have been applied to both fixed rate and adjustable rate assets, where appropriate.

     From December 31, 1996 to December 31, 1997 the one-year interest sensitive gap declined by $36.3 million due primarily to the advancing expiration dates of certain interest rate hedge agreements. From December 31, 1995 to December 31, 1996 the one-year interest sensitive gap declined by $87.9 million primarily due to the redeployment of loans designated as held for bulk sale.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  POUGHKEEPSIE FINANCIAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1997        1996
                                                                                             --------    --------
                                                                                                 (Dollars in
                                                                                                  thousands)

                                          ASSETS
Cash and due from banks...................................................................   $ 11,750    $  6,863
Securities available for sale: (Notes 4 and 9)
     Mortgage-backed securities...........................................................    119,730     113,575
     Other securities.....................................................................      7,207      22,215
Securities held to maturity: (Note 4)
     Mortgage-backed securities, fair value of
       $25,425 in 1997 and $25,597 in 1996................................................     25,537      29,957
                                                                                             --------    --------
          Total securities................................................................    152,474     165,747
                                                                                             --------    --------
Loans, net:
     Residential real estate mortgage loans...............................................    388,284     393,513
     Commercial real estate and multi-family residential mortgage loans...................    237,944     210,982
     Commercial loans.....................................................................      8,417       7,194
     Installment loans....................................................................     39,901      31,194
                                                                                             --------    --------
                                                                                              674,546     642,883
Less allowance for loan losses (Note 5)...................................................     (9,421)     (8,652)
Residential loans held for sale...........................................................         --         456
                                                                                             --------    --------
          Total loans, net................................................................    665,125     634,687
                                                                                             --------    --------
Federal Home Loan Bank stock..............................................................     10,071       9,760
Accrued interest and dividends receivable.................................................      5,325       5,278
Premises and equipment, net (Note 7)......................................................      8,411       6,793
Other real estate owned (Note 6)..........................................................      4,564      10,726
Net deferred tax assets (Note 10).........................................................     14,991      16,812
Other assets..............................................................................      2,781       2,024
                                                                                             --------    --------
          Total assets....................................................................   $875,492    $858,690
                                                                                             --------    --------
                                                                                             --------    --------

          See accompanying notes to consolidated financial statements.

                  POUGHKEEPSIE FINANCIAL CORP. AND SUBSIDIARY

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1997        1996
                                                                                             --------    --------
                                                                                                 (Dollars in
                                                                                                  thousands)

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts (Note 14)
     Savings accounts.....................................................................   $ 96,979    $ 93,371
     Time deposits........................................................................    330,279     314,059
     Money market deposits................................................................    140,387     126,233
     Demand deposits......................................................................     52,732      41,583
                                                                                             --------    --------
          Total deposits..................................................................    620,377     575,246
                                                                                             --------    --------
Borrowings from the FHLB (Note 8).........................................................     66,900      84,800
Securities Sold Under Repurchase Agreements (Note 9)......................................    101,936     113,894
Accrued interest payable..................................................................      1,343       1,618
Mortgagors' escrow deposits...............................................................      4,563       4,134
Other liabilities.........................................................................      7,802       7,330
                                                                                             --------    --------
          Total liabilities...............................................................    802,921     787,022
                                                                                             --------    --------
Commitments and contingencies (Notes 9 and 13)

                                   STOCKHOLDERS' EQUITY
Common stock ($0.01 par value; 40,000,000 shares authorized; 12,715,315 and 12,696,825 shares issued and 12,610,315 and 12,591,825 shares outstanding in 1997 and 1996,
  respectively)...........................................................................        127         127
Additional paid in capital................................................................     66,823      66,736
Retained earnings (Note 15)...............................................................      7,682       6,827
Unrealized losses on securities, net......................................................       (124)        (85)
Treasury stock, at cost, 105,000 shares...................................................     (1,937)     (1,937)
                                                                                             --------    --------
          Total stockholders' equity (Notes 15 and 16)....................................     72,571      71,668
                                                                                             --------    --------
          Total liabilities and stockholders' equity......................................   $875,492    $858,690
                                                                                             --------    --------
                                                                                             --------    --------

          See accompanying notes to consolidated financial statements.

                  POUGHKEEPSIE FINANCIAL CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1997       1996       1995
                                                                                    -------    -------    -------
                                                                                       (Dollars in thousands,
                                                                                       except per share data)

Interest and dividend income:
     Real estate mortgage loans..................................................   $51,260    $48,519    $42,071
     Other loans.................................................................     3,790      3,388      3,425
     Mortgage-backed securities..................................................     9,438      9,593     11,454
     Other securities............................................................     2,164      1,973      1,824
     Federal funds and money market investments..................................        71        147        185
                                                                                    -------    -------    -------
          Total interest and dividend income.....................................    66,723     63,620     58,959
                                                                                    -------    -------    -------
Interest expense:
     Deposits....................................................................    28,211     25,834     24,321
     Borrowings..................................................................    11,064     12,023     11,154
                                                                                    -------    -------    -------
          Total interest expense.................................................    39,275     37,857     35,475
                                                                                    -------    -------    -------
     Net interest income.........................................................    27,448     25,763     23,484
Provision for loan losses........................................................     1,850        850      1,525
                                                                                    -------    -------    -------
     Net interest income after provision for loan losses.........................    25,598     24,913     21,959
                                                                                    -------    -------    -------
Non-interest income:
     Retail banking fees and other income........................................     3,340      2,188      1,568
     Residential mortgage banking income.........................................       234        168         64
     Loss on bulk sale of commercial loans.......................................        --       (894)    (7,546)
                                                                                    -------    -------    -------
          Total non-interest income..............................................     3,574      1,462     (5,914)
                                                                                    -------    -------    -------
Non-interest expense:
     Salaries and wages..........................................................     8,968      8,284      7,074
     Employee benefits (Note 11).................................................     3,188      2,467      2,127
     Legal.......................................................................       611        511        595
     Occupancy...................................................................     1,737      1,447      1,139
     Furniture and equipment.....................................................     1,218      1,001      1,006
     Deposit insurance...........................................................       551      1,426      1,447
     SAIF -- special assessment (Note 20)........................................        --      2,624         --
     Net cost of operating other real estate owned (Note 6)......................     2,508      1,143        249
     Third party loan servicing expenses.........................................       486        549        645
     Other.......................................................................     5,217      4,524      3,987
                                                                                    -------    -------    -------
          Total non-interest expenses............................................    24,484     23,976     18,269
                                                                                    -------    -------    -------
     Income (loss) before income taxes...........................................     4,688      2,399     (2,224)
Income tax expense (benefit) (Note 10)...........................................     2,259        963    (18,486)
                                                                                    -------    -------    -------
          Net income.............................................................   $ 2,429    $ 1,436    $16,262
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Net income per share -- basic (Note 3)...........................................   $  0.19    $  0.11    $  1.30
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Net income per share -- diluted (Note 3).........................................   $  0.18    $  0.11    $  1.27
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Dividends per share..............................................................   $ 0.125    $  0.10    $  0.08
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------

          See accompanying notes to consolidated financial statements.

                  POUGHKEEPSIE FINANCIAL CORP. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                           COMMON
                                                                           RETAINED        UNREALIZED      STOCK
                                                           ADDITIONAL      EARNINGS           GAINS         HELD
                                                 COMMON     PAID-IN      (ACCUMULATED       (LOSSES)         BY      TREASURY
                                                 STOCK      CAPITAL        DEFICIT)       ON SECURITIES     ESOP      STOCK
                                                 ------    ----------    -------------    -------------    ------    --------
                                                                (Dollars in thousands, except per share data)

Balance at January 1, 1995....................    $125      $ 66,521        $(8,615)         $(5,425)      $(191 )   $ (1,937)
Net income....................................                               16,262
Cash dividends, $.08 per share................                               (1,000)
Allocation of ESOP Shares.....................                  (120)                                        191
Stock options exercised.......................       1           114
Change in unrealized losses on available for
  sale securities, net........................                                                 4,998
                                                 ------    ----------    -------------    -------------    ------    --------
Balance at December 31, 1995..................     126        66,515          6,647             (427)         --       (1,937)
Net income....................................                                1,436
Cash dividends, $.10 per share................                               (1,256)
Stock options exercised.......................       1           221
Change in unrealized losses on available for
  sale securities, net........................                                                   342
                                                 ------    ----------    -------------    -------------    ------    --------
Balance at December 31, 1996..................     127        66,736          6,827              (85)         --       (1,937)
Net income....................................                                2,429
Cash dividends, $.125 per share...............                               (1,574)
Stock options exercised.......................                    87
Change in unrealized losses on available for
  sale securities, net........................                                                   (39)
                                                 ------    ----------    -------------    -------------    ------    --------
Balance at December 31, 1997..................    $127      $ 66,823        $ 7,682          $  (124)         --     $ (1,937)
                                                 ------    ----------    -------------    -------------    ------    --------
                                                 ------    ----------    -------------    -------------    ------    --------


                                                    TOTAL
                                                STOCKHOLDERS'
                                                   EQUITY
                                                -------------

Balance at January 1, 1995....................     $50,478
Net income....................................      16,262
Cash dividends, $.08 per share................      (1,000)
Allocation of ESOP Shares.....................          71
Stock options exercised.......................         115
Change in unrealized losses on available for
  sale securities, net........................       4,998
                                                -------------
Balance at December 31, 1995..................      70,924
Net income....................................       1,436
Cash dividends, $.10 per share................      (1,256)
Stock options exercised.......................         222
Change in unrealized losses on available for
  sale securities, net........................         342
                                                -------------
Balance at December 31, 1996..................      71,668
Net income....................................       2,429
Cash dividends, $.125 per share...............      (1,574)
Stock options exercised.......................          87
Change in unrealized losses on available for
  sale securities, net........................         (39)
                                                -------------
Balance at December 31, 1997..................     $72,571
                                                -------------
                                                -------------

          See accompanying notes to consolidated financial statements.

                  POUGHKEEPSIE FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      YEAR ENDED DECEMBER
                                                                                                              31,
                                                                                                      --------------------
                                                                                                        1997        1996
                                                                                                      --------    --------
                                                                                                          (Dollars in
                                                                                                           thousands)
                                                                                                      Increase (decrease)
                                                                                                            in cash
Cash flows from operating activities:
    Net income.....................................................................................   $  2,429    $  1,436
    Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses.................................................................      1,850         850
         Writedowns on other real estate owned.....................................................      1,718         372
         Depreciation..............................................................................        935         743
         Amortization of premiums and discounts on mortgage-backed securities, other securities and
           loans...................................................................................      1,094         239
         Net (gains) losses on sale of assets......................................................        (55)        687
         Deferred tax expense (benefit)............................................................      1,946         883
         (Increase) decrease in interest and dividend receivable...................................        (47)        621
         (Increase) decrease in other assets.......................................................       (788)       (666)
         Increase (decrease) in interest payable...................................................       (275)       (229)
         Increase (decrease) in other liabilities..................................................        472        (129)
         (Increase) decrease in residential loans held for sale....................................        456        (263)
                                                                                                      --------    --------
         Net cash provided by operating activities.................................................      9,735       4,544
                                                                                                      --------    --------
Cash flows from investing activities:
    Purchases of mortgage-backed securities -- available for sale..................................    (39,203)    (19,841)
    Purchases of other securities -- available for sale............................................     (7,001)    (36,459)
    Proceeds from sales of mortgage-backed securities -- available for sale........................      5,534       3,096
    Proceeds from sales of other securities -- available for sale..................................         --      37,626
    Principal repayments on mortgage-backed securities -- available for sale.......................     26,833      31,278
    Principal repayments on mortgage-backed securities -- held to maturity.........................      4,227       3,623
    Proceeds from maturities of other securities -- available for sale.............................     22,055         133
    FHLB Stock purchases...........................................................................       (311)       (843)
    Loan originations, net of repayments...........................................................    (67,668)   (112,267)
    Proceeds from sales of commercial loans held for bulk-sale.....................................         --      33,178
    Proceeds from sales of loans in portfolio......................................................     36,468      19,828
    Purchases of fixed assets......................................................................     (2,553)     (1,295)
    Proceeds from sale of other real estate owned..................................................      2,556       2,480
                                                                                                      --------    --------
Net cash used in investing activities..............................................................    (19,063)    (39,463)
                                                                                                      --------    --------
Cash flows from financing activities:
    Net increase (decrease) in demand, money market, and savings accounts..........................     28,911      29,025
    Net increase in time deposits..................................................................     16,220      12,180
    Net increase (decrease) in repurchase agreements...............................................    (11,958)     80,408
    Net increase (decrease) in FHLB borrowings.....................................................    (17,900)    (88,699)
    Increase (decrease) in escrow deposits.........................................................        429         (58)
    Stock issued...................................................................................         87         222
    Dividends paid.................................................................................     (1,574)     (1,256)
                                                                                                      --------    --------
Net cash provided by financing activities..........................................................     14,215      31,822
                                                                                                      --------    --------
Net increase (decrease) in cash and cash equivalents...............................................      4,887      (3,097)
Cash and cash equivalents, beginning of year.......................................................      6,863       9,960
                                                                                                      --------    --------
Cash and cash equivalents, end of year.............................................................   $ 11,750    $  6,863
                                                                                                      --------    --------
                                                                                                      --------    --------
Supplemental disclosures of cash flow information:
    Cash paid during year for:
         Interest credited on deposits.............................................................   $ 28,165    $ 25,779
         Interest paid on borrowings...............................................................     11,385      12,309
         Income/franchise taxes paid...............................................................        500         240
    Net non-cash investing and financing activities:
         (Increase) decrease in net unrealized losses on available for sale securities, net of
           deferred tax effect.....................................................................        (39)        342
         Investment securities transferred from available-for-sale to held-to-maturity category....         --      35,300
         Change in common stock held by ESOP.......................................................         --          --
         Loans transferred to other real estate....................................................        831       4,080
         Loans to facilitate asset sales...........................................................      2,585       4,000


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                                       1995
                                                                                                     ---------

Cash flows from operating activities:
    Net income.....................................................................................  $  16,262
    Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses.................................................................      1,525
         Writedowns on other real estate owned.....................................................         94
         Depreciation..............................................................................        809
         Amortization of premiums and discounts on mortgage-backed securities, other securities and
           loans...................................................................................        436
         Net (gains) losses on sale of assets......................................................      6,715
         Deferred tax expense (benefit)............................................................    (18,760)
         (Increase) decrease in interest and dividend receivable...................................     (1,083)
         (Increase) decrease in other assets.......................................................        480
         Increase (decrease) in interest payable...................................................      1,351
         Increase (decrease) in other liabilities..................................................        681
         (Increase) decrease in residential loans held for sale....................................         86
                                                                                                     ---------
         Net cash provided by operating activities.................................................      8,596
                                                                                                     ---------
Cash flows from investing activities:
    Purchases of mortgage-backed securities -- available for sale..................................    (44,624)
    Purchases of other securities -- available for sale............................................    (15,132)
    Proceeds from sales of mortgage-backed securities -- available for sale........................     49,781
    Proceeds from sales of other securities -- available for sale..................................      3,000
    Principal repayments on mortgage-backed securities -- available for sale.......................     27,629
    Principal repayments on mortgage-backed securities -- held to maturity.........................         --
    Proceeds from maturities of other securities -- available for sale.............................      5,129
    FHLB Stock purchases...........................................................................     (1,587)
    Loan originations, net of repayments...........................................................   (119,681)
    Proceeds from sales of commercial loans held for bulk-sale.....................................         --
    Proceeds from sales of loans in portfolio......................................................      9,457
    Purchases of fixed assets......................................................................     (1,348)
    Proceeds from sale of other real estate owned..................................................      3,598
                                                                                                     ---------
Net cash used in investing activities..............................................................    (83,778)
                                                                                                     ---------
Cash flows from financing activities:
    Net increase (decrease) in demand, money market, and savings accounts..........................    (19,644)
    Net increase in time deposits..................................................................     64,541
    Net increase (decrease) in repurchase agreements...............................................      1,451
    Net increase (decrease) in FHLB borrowings.....................................................     26,899
    Increase (decrease) in escrow deposits.........................................................        983
    Stock issued...................................................................................        186
    Dividends paid.................................................................................     (1,000)
                                                                                                     ---------
Net cash provided by financing activities..........................................................     73,416
                                                                                                     ---------
Net increase (decrease) in cash and cash equivalents...............................................     (1,766)
Cash and cash equivalents, beginning of year.......................................................     11,726
                                                                                                     ---------
Cash and cash equivalents, end of year.............................................................  $   9,960
                                                                                                     ---------
                                                                                                     ---------
Supplemental disclosures of cash flow information:
    Cash paid during year for:
         Interest credited on deposits.............................................................  $  24,334
         Interest paid on borrowings...............................................................      9,887
         Income/franchise taxes paid...............................................................        129
    Net non-cash investing and financing activities:
         (Increase) decrease in net unrealized losses on available for sale securities, net of
           deferred tax effect.....................................................................      4,998
         Investment securities transferred from available-for-sale to held-to-maturity category....         --
         Change in common stock held by ESOP.......................................................        191
         Loans transferred to other real estate....................................................      4,788
         Loans to facilitate asset sales...........................................................      1,080

          See accompanying notes to consolidated financial statements

                  POUGHKEEPSIE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

     On May 30, 1997, Poughkeepsie Financial Corp. (the 'Holding Company' or together with its wholly-owned subsidiary, the 'Company') became the holding company for Poughkeepsie Savings Bank, FSB after a stockholder approved reorganization. On October 14, 1997, Poughkeepsie Savings Bank, FSB changed its name to Bank of the Hudson (the 'Bank').

     Bank of the Hudson is a federally chartered community savings bank serving the Mid-Hudson Valley region of New York through sixteen branches in Dutchess, Orange and Rockland counties and six residential loan origination offices. In recent years, the business of the Bank has consisted primarily of obtaining funds in the form of deposits from the general public and borrowings, and using such funds to make residential mortgage loans and commercial mortgage loans as well as commercial business loans, consumer loans, student loans and other investments. The Bank's deposits are insured up to applicable limits by the Savings Association Insurance Fund ('SAIF'), which is administered by the Federal Deposit Insurance Corporation ('FDIC'). The Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ('OTS'), its primary regulator, and the FDIC. The Bank also is a member of the Federal Home Loan Bank ('FHLB') system.

2. AMENDED AND RESTATED AGREEMENT AND PLAN OF MERGER

     Poughkeepsie Financial Corp., Bank of the Hudson and HUBCO, Inc. entered into an Amended and Restated Agreement and Plan of Merger ('Merger Agreement') dated as of October 22, 1997. Under the terms of this agreement each share of Poughkeepsie Financial Corp. Common Stock will be exchanged for .30 shares of HUBCO Common Stock, as long as the median closing price for HUBCO Common Stock during a pre-closing period is at or above $33.33. If the median HUBCO price during the pre-closing period is below $33.33 but above $31.25, each share of Poughkeepsie Financial Corp. Common Stock would be exchanged for shares of HUBCO Common Stock with value of $10.00. If HUBCO's median pre-closing price is $31.25 or below, a maximum exchange ratio of .32 would apply. In addition, the agreement provided that Poughkeepsie Financial Corp. was able to increase its quarterly cash dividends to amounts substantially equivalent to HUBCO's cash dividend as adjusted for the exchange ratio. In connection with the execution of the Merger Agreement, Poughkeepsie Financial Corp. issued an option to HUBCO which, under certain defined circumstances, would enable HUBCO to purchase up to 2,000,000 shares of Poughkeepsie Financial Corp. Common Stock at $7.875 per share. The transaction, which is expected to close in the second quarter of 1998, is expected to be treated as a tax-free exchange to holders of Poughkeepsie Financial Corp. stock and to be accounted for as a pooling of interests.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of Poughkeepsie Financial Corp. and Bank of the Hudson and its wholly-owned subsidiaries: PSB Associates, Inc., a life insurance agency; PSB Building Corp., a holding company for the Bank's headquarters building; and several other subsidiaries primarily engaged in holding real estate acquired through foreclosure or otherwise intended for disposition, including: PoSaBk, Inc. and Plural Realty, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain 1996 and 1995 amounts in the consolidated financial statements have been reclassified to conform with the 1997 presentation.

USE OF ESTIMATES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and prevalent practices used within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and the revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the adequacy of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned ('OREO'), management obtains independent appraisals for significant properties.

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

SECURITIES

     The Company classifies its securities at acquisition and each reporting date thereafter as either held-to-maturity, available-for-sale or trading. Securities classified as held-to-maturity are limited to debt securities for which the Company has the positive intent and ability to hold to maturity. Trading securities are debt and equity securities that are bought for the purpose of selling them in the near term. All other securities are classified as available-for-sale.

     Held-to-maturity securities are carried at amortized cost; available-for-sale securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported on a net-of-tax basis as a separate component of stockholders' equity. Fair values for these securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities. The Company has no trading securities. Federal Home Loan Bank stock is a restricted security held in accordance with certain regulatory requirements and is carried at cost.

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

     Non-Accrual Loans: Generally, a loan (including a loan defined as impaired under SFAS No. 114) is classified as non-accrual when the loan becomes 90 days past due, or earlier if the probability of collection is deemed to be insufficient to warrant continued accrual, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. All previously accrued interest for loans placed on non-accrual is deducted from interest income and any cash receipts from these assets are generally credited directly to the outstanding principal balances. Generally, loans are returned to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility is no longer in doubt. Consumer loans that are more than 120 days delinquent are generally charged off against the allowance for loan losses.

     Allowance for Loan Losses: The allowance for loan losses is maintained at a level which management considers adequate based on its regular review of the Bank's loan portfolios taking into consideration the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and associated risks.

     SFAS No. 114, 'Accounting by Creditors for Impairment of a Loan,' as amended by SFAS No. 118, 'Accounting for Impairment of a Loan -- Income Recognition and Disclosures,' was adopted by the Bank as of January 1, 1995. Adoption of SFAS No. 114, as amended, did not result in any adjustment to the allowance for loan losses. The Bank uses the loan-by-loan measurement method, however, one-to-four family residential loans and consumer installment loans are collectively evaluated for impairment and are not subject to SFAS No. 114 measurement criteria.

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

PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation on premises, leasehold improvements, and furniture and equipment is computed by the straight-line method over the estimated useful lives of the related assets or, if shorter, the related lease terms, which range from 3 to 40 years.

OTHER REAL ESTATE OWNED ('OREO')

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

MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights (MSRs) on loans serviced for others are recognized based on their fair value (relative to the fair value of the loan without the servicing rights) at the time the loan is sold. Mortgage servicing rights are amortized as a reduction of loan servicing income over the estimated servicing period. MSRs are assessed for impairment based upon their estimated fair value. To evaluate impairment MSRs are stratified based principally on the loan type and interest rate. MSR impairment, if any, is recognized through a valuation allowance.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     The Company enters into sales of securities under agreements to repurchase the same securities. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statement of financial condition. The securities underlying the agreements are included in the asset accounts.

     SFAS No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,' adopted by the Company, specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, 'Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.' The adoption of these standards has not had a material impact on the Company's consolidated financial statements.

INTEREST ON DEPOSITS

     Interest on deposits is compounded annually, monthly or continuously using a daily percentage rate (except for certain money market deposits and time deposits over one hundred thousand dollars, which do not receive compound interest) and is credited to depositors' accounts monthly, quarterly, annually or at maturity.

STOCK OPTIONS

     Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation,' encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has opted to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees,' and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. See Note 12 for a further discussion of the Company's stock option plans.

HEDGING ACTIVITIES

     In accordance with policies approved by the Board of Directors, the Company uses certain derivative financial instruments and forward contracts to assist in managing its interest rate risk exposure, but does not utilize such instruments for speculative purposes. The Company uses three principle types of derivative financial instruments: interest rate caps and collars (which reduce the Company's cash flow exposures to changing interest rates), interest rate swaps (which effectively convert a portion of the Company's variable rate borrowings to a fixed rate), and forward contracts (which effectively reduce the Company's exposure to interest rate changes on residential mortgage applications which have been rate locked by the borrower and, if funded, the Company plans to sell into the secondary market). The change in fair value of forward contracts which hedge mortgage applications in the pipeline are deferred and recognized as adjustments to gain or loss on sale of the underlying loans. Interest rate swaps are accounted for on a settlement basis, with the net amounts paid or received under such contracts included in interest income or expense. Interest rate caps and collars are also accounted for on a settlement basis. See Notes 17 and 19 for more information regarding the Company's derivative financial instruments.

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

     The Company and its subsidiary file a consolidated Federal income tax return.

PENDING ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, 'Reporting Comprehensive Income.' SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires that financial statements report and display comprehensive income in the same prominence as net income, but permits the statement of comprehensive income to be presented either together with or apart from the income statement. Comprehensive income, as defined by SFAS No. 130, includes revenues, expenses, gains and losses, which under current generally accepted accounting principles, bypass net income and are typically reported as a component of stockholders' equity. SFAS No. 130 is effective for the Company's 1998 financial statements. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131, 'Disclosure About Segments of an Enterprise and Related Information.' SFAS No. 131 introduces a new model for segment reporting entitled the 'management approach,' which focuses upon the manner in which the chief operating decision makers organize segments within a company for making operating decisions and assessing performance. Under the management approach, reportable segments can be based upon, but not limited to, products and services, geography and legal or management structure. SFAS No. 131 requires full financial disclosure for each segment, but only requires limited quarterly segment disclosure. SFAS No. 131 is effective for the Company's 1998 financial statements. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

EARNINGS PER SHARE

     The Company adopted SFAS No. 128, 'Earnings Per Share,' which became effective in the fourth quarter of 1997. As required, the Company has restated all prior periods to the new definitions of Basic and Diluted Earnings per share. The restatement did not have a material effect on previously reported earnings per share amounts. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share includes the additional dilutive effect of stock options using the average market price of the Company's common stock for the period.

     A summary of the basic and diluted earnings per share calculations for 1997, 1996 and 1995 is as follows:

                                                              1997           1996           1995
                                                           -----------    -----------    -----------

Net income (in thousands)...............................   $     2,429    $     1,436    $    16,262
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------
Weighted average basic shares outstanding...............    12,595,307     12,546,881     12,483,085
Effect of dilutive stock options........................       643,404        363,577        372,166
                                                           -----------    -----------    -----------
Weighted average diluted shares outstanding.............    13,238,711     12,910,458     12,855,251
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------
Earnings per share:
     Basic..............................................   $      0.19    $      0.11    $      1.30
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------
     Diluted............................................   $      0.18    $      0.11    $      1.27
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

4. SECURITIES

     A summary of securities at December 31 follows:

                                                                        GROSS         GROSS
                                                        AMORTIZED    UNREALIZED     UNREALIZED      FAIR
                                                          COST          GAINS         LOSSES       VALUE
                                                        ---------    -----------    ----------    --------
                                                                          (In thousands)

                        1997
Available-for-Sale Securities:
     Securities of U.S. Government agencies and
       corporations..................................   $  7,059        $  32                     $  7,091
     Securities of financial institutions and
       corporations..................................        115            1                          116
     Mortgage-backed securities......................    119,763          652          $685        119,730
                                                        ---------    -----------    ----------    --------
                                                        $126,937        $ 685          $685       $126,937
                                                        ---------    -----------    ----------    --------
                                                        ---------    -----------    ----------    --------
Held-to-Maturity Securities:
     Mortgage-backed securities......................   $ 25,537        $  --          $112       $ 25,425
                                                        ---------    -----------    ----------    --------
                                                        ---------    -----------    ----------    --------
                        1996
Available-for-Sale Securities:
     Securities of U.S. Government agencies and
       corporations..................................   $ 17,071        $   2          $ 38       $ 17,035
     Securities of financial institutions and
       corporations..................................      5,157           23            --          5,180
     Mortgage-backed securities......................    113,456          718           599        113,575
                                                        ---------    -----------    ----------    --------
                                                        $135,684        $ 743          $637       $135,790
                                                        ---------    -----------    ----------    --------
                                                        ---------    -----------    ----------    --------
Held-to-Maturity Securities:
     Mortgage-backed securities......................   $ 29,957        $  --          $360       $ 29,597
                                                        ---------    -----------    ----------    --------
                                                        ---------    -----------    ----------    --------

     In February 1996, the Bank reclassified $35.3 million of fixed rate mortgage-backed securities from the available-for-sale category to the held-to-maturity category. At the date of transfer, these securities had a net unrealized loss of $0.3 million which is being amortized over the remaining life of the underlying securities, 14 years. The net unrealized loss on securities classified as available for sale is reported, net of income taxes, as a separate component of stockholders' equity. Proceeds from sales of investment securities during 1997, 1996 and 1995 totaled approximately $5.5 million, $40.7 million and $52.8 million, respectively, and resulted in gross gains of $0, $0.1 million, and $0.4 million, respectively, and gross losses of $0, $0.1 million and $0.5 million, respectively.

     The amortized cost and fair value of securities at December 31, 1997, by maturity date, are summarized below. Mortgage-backed securities are included in the table based upon remaining contractual term. Due to prepayment features, certain of these securities may repay prior to contractual maturity.

                                                            AVAILABLE-FOR-SALE        HELD-TO-MATURITY
                                                           ---------------------    --------------------
                                                           AMORTIZED      FAIR      AMORTIZED     FAIR
                                                             COST        VALUE        COST        VALUE
                                                           ---------    --------    ---------    -------
                                                                          (In thousands)

Due in one year or less.................................   $  2,466     $  2,466          --          --
Due after one year through five years...................      7,146        7,177          --          --
Due after five years through ten years..................         28           30          --          --
Due after ten years.....................................    117,297      117,264     $25,537     $25,425
                                                           ---------    --------    ---------    -------
     Total..............................................   $126,937     $126,937     $25,537     $25,425
                                                           ---------    --------    ---------    -------
                                                           ---------    --------    ---------    -------

     The composition of the mortgage-backed securities portfolio at December 31, 1997 is as follows:

                                                                AVAILABLE-                HELD-TO-
                                                                 FOR-SALE                 MATURITY
                                                           ---------------------    --------------------
                                                           AMORTIZED      FAIR      AMORTIZED     FAIR
                                                             COST        VALUE        COST        VALUE
                                                           ---------    --------    ---------    -------
                                                                          (In thousands)

FHLMC participation certificates........................   $ 43,857     $ 43,870     $12,243     $12,176
GNMA certificates.......................................     46,412       46,202          --          --
FNMA mortgage-backed securities.........................     29,494       29,658       7,860       7,815
Private mortgage-backed securities......................         --           --       5,434       5,434
                                                           ---------    --------    ---------    -------
     Total..............................................   $119,763     $119,730     $25,537     $25,425
                                                           ---------    --------    ---------    -------
                                                           ---------    --------    ---------    -------

     At December 31, 1997, mortgage-backed securities with a book value of $114.4 million were pledged as collateral for FHLB borrowings, repurchase agreements, certain interest rate hedge agreements and for other purposes.

5. ALLOWANCE FOR LOAN LOSSES

     The following is a summary of changes in the allowance for loan losses:

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                    1997      1996      1995
                                                                   ------    ------    -------
                                                                         (In thousands)

Balance, beginning of year......................................   $8,652    $8,259    $18,195
                                                                   ------    ------    -------
Provision for loan losses.......................................    1,850       850      1,525
                                                                   ------    ------    -------
Charge-offs:
     1-4 family residential real estate.........................    1,656       457        562
     Commercial real estate.....................................      101       208      1,395
     Commercial business........................................       36         6         --
     Consumer...................................................       85        62        108
                                                                   ------    ------    -------
     Total charge-offs..........................................    1,878       733      2,065
                                                                   ------    ------    -------
Recoveries:
     Commercial real estate.....................................      647       110        308
     Commercial business........................................      128        93         43
     Consumer...................................................       22        73        254
                                                                   ------    ------    -------
     Total recoveries...........................................      797       276        605
                                                                   ------    ------    -------
Net charge-offs.................................................    1,081       457      1,460
                                                                   ------    ------    -------
Writedowns of loans transferred to Commercial Loans Held for
  Bulk Sale.....................................................       --        --     10,001
                                                                   ------    ------    -------
Balance, end of year............................................   $9,421    $8,652    $ 8,259
                                                                   ------    ------    -------
                                                                   ------    ------    -------

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

     Loans delinquent 90 days or more as to interest (including non-accrual loans) amounted to $10.2 million and $15.4 million at December 31, 1997 and 1996, respectively. Loans which are 90 days or more past their contractual maturity, predominantly commercial real estate mortgages, were approximately $6.2 million and $7.0 million at December 31, 1997 and 1996, respectively. These loans have not 'performed' in accordance with their principal repayment terms but continue to perform in accordance with their interest terms. Interest income is recognized on these loans. The loan portfolio also includes certain restructured loans that are performing in accordance with their modified terms. Restructured loans totaled $14.4 million and $9.5 million at December 31, 1997 and 1996, respectively.

     Interest income recorded in 1997, 1996 and 1995 would have increased by approximately $1.2 million, $1.9 million and $2.6 million had non-accrual loans and restructured loans performed in accordance with their original terms and conditions. Interest income recorded on these loans totaled approximately $1.0 million in 1997 and $1.4 million in 1996.

     At December 31, 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $21.3 million. Generally, the fair value of impaired loans was determined using the fair value of the underlying collateral. Included in this amount is $4.2 million of impaired loans for which the related valuation allowance for loan losses is $0.9 million and $9.7 million of impaired loans that as a result of write-downs do not have an allowance for credit losses. During 1997 and 1996, the average recorded investment in impaired loans was approximately $19.2 million and $9.4 million, respectively, and the Bank recognized interest income on these impaired loans of approximately $1.5 million and $1.4 million. No interest income was recognized on the cash basis method of interest recognition.

     At December 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $19.4 million. Generally, the fair value of impaired loans was determined using the fair value of the underlying collateral. Included in this amount was $0.9 million of impaired loans for which the related valuation allowance for loan losses is $0.3 million, and $13.3 million of impaired loans that as a result of write-downs do not have an allowance for credit losses.

6. OTHER REAL ESTATE OWNED

     The following is a summary of the activity in the other real estate owned accounts (including investment in real estate):

                                                                             NON-PERFORMING
                                                        PERFORMING      -------------------------
                                                        INVESTMENT      COMMERCIAL    RESIDENTIAL
                                                      IN REAL ESTATE       OREO          OREO         TOTAL
                                                      --------------    ----------    -----------    -------
                                                                          (In thousands)

Balance at January 1, 1996.........................      $  1,192        $ 11,424       $ 1,357      $13,973
Real estate acquired in settlement of loans........                         3,000         1,080        4,080
Capital improvements...............................                           907                        907
Dispositions.......................................                        (1,180)       (1,300)      (2,480)
Transfer to performing loans.......................        (1,192)         (4,044)                    (5,236)
Net excess cash flow...............................                           (39)         (108)        (147)
Write-downs........................................                          (335)          (36)        (371)
                                                      --------------    ----------    -----------    -------
Balance at December 31, 1996.......................            --           9,733           993       10,726
                                                      --------------
                                                      --------------

Real estate acquired in settlement of loans........                                         831          831
Capital improvements...............................                           305                        305
Dispositions.......................................                        (1,234)       (1,322)      (2,556)
Transfer to performing loans.......................                        (2,585)                    (2,585)
Net excess cash flow...............................                          (439)                      (439)
Write-downs........................................                        (1,664)          (54)      (1,718)
                                                                        ----------    -----------    -------
Balance at December 31, 1997.......................                      $  4,116       $   448      $ 4,564
                                                                        ----------    -----------    -------
                                                                        ----------    -----------    -------

     The investment in real estate represents advances on a loan to facilitate the sale of OREO. In 1996 this loan met all the criteria for classification as a performing loan and was transferred to the commercial real estate loan category.

7. PREMISES AND EQUIPMENT

     Below is a summary of premises and equipment:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1997        1996
                                                                         --------    --------
                                                                            (In thousands)

Banking offices.......................................................   $  7,747    $  7,600
Furniture and equipment...............................................      8,698       7,517
Leasehold improvements................................................      3,760       2,521
                                                                         --------    --------
                                                                           20,205      17,638
Accumulated depreciation..............................................    (11,794)    (10,845)
                                                                         --------    --------
Total, net............................................................   $  8,411    $  6,793
                                                                         --------    --------
                                                                         --------    --------

8. BORROWINGS FROM THE FEDERAL HOME LOAN BANK OF NEW YORK

     The following table provides certain information regarding term advances and short-term borrowings as of December 31, 1997 and 1996:

                                                                   1997                     1996
                                                            ------------------       ------------------
                                                                       AVERAGE                  AVERAGE
                                                            AMOUNT      RATE         AMOUNT      RATE
                                                            -------    -------       -------    -------
                                                                      (Dollars in thousands)

Term advances............................................   $35,000      5.69%       $35,000      5.64%
Short-term advances and overnight borrowings under the
  FHLB line of credit....................................    31,900      5.75         49,800      5.45%
                                                            -------                  -------
                                                            $66,900                  $84,800
                                                            -------                  -------
                                                            -------                  -------

     The term advances outstanding as of December 31, 1997 are scheduled to mature in 1998 with interest rates of 5.7%.

     In connection with term advances, the Bank has granted to the FHLB, as collateral, a security interest in specific assets including mortgage loans with an aggregate value of 110% of the outstanding advance. As of December 31, 1997, the Bank had sufficient available collateral to borrow an additional $258 million in the form of FHLB advances or reverse repurchase agreements.

     In addition, at December 31, 1997, the Bank had available an unused line of credit of $52.8 million, from a total line of $84.7 million granted by the FHLB, which is subject to various terms and conditions, including collateralization.

9. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Securities sold under repurchase agreements are as follows:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1997        1996
                                                                                   --------    --------
                                                                                      (In thousands)

Repurchase agreements...........................................................   $ 97,102    $109,005
Unit investment trust...........................................................      4,834       4,889
                                                                                   --------    --------
                                                                                   $101,936    $113,894
                                                                                   --------    --------
                                                                                   --------    --------

     The securities underlying the agreements to repurchase were delivered to the various counterparties, who may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations and have agreed to resell to the Bank the same (or substantially the same) securities upon maturity of the agreements. The amount of risk under these borrowings with any one counterparty, defined as the excess of carrying value of the asset sold under agreements to repurchase, including accrued interest, over the amount borrowed, adjusted for accrued interest was approximately $0.4 million at December 31, 1997. The weighted average rate for the borrowings under repurchase agreements was 5.8% and 5.46% at December 31, 1997 and 1996, respectively.

     The repurchase agreements outstanding at December 31, 1997 matured during January 1998. The maximum amounts outstanding at any month-end during 1997, 1996 and 1995 were $129.3 million, $112.4 million and $142.4 million, respectively.

     In 1984, the Bank sold tax-exempt municipal investment securities subject to a 14 day put option, under certain circumstances, to a unit investment trust. The transaction was accounted for as a borrowing due to the recourse nature of the put option and the municipal securities are included in the securities portfolio. The underlying collateral to the municipal security is a first mortgage secured by a commercial property which may prepay without penalty. Such prepayment would cause the dissolution of the put option as well as the elimination of the Bank's investment and borrowing. Such prepayment could result in a loss to the Bank. The Bank accrued $0.2 million for this potential loss in 1997. The weighted average interest rate on borrowings under the unit investment trust was 8.0% at both December 31, 1997 and 1996.

     The following were pledged as additional collateral for the unit investment trust as of December 31 for the periods indicated:

                                                                      1997                   1996
                                                               -------------------    -------------------
                                                               AMORTIZED     FAIR     AMORTIZED     FAIR
                                                                 COST       VALUE       COST       VALUE
                                                               ---------    ------    ---------    ------
                                                                             (In thousands)

FHLMC participation certificates............................    $ 2,707     $2,717     $   697     $  690
Private mortgage-backed securities..........................        182        137         234        152
FNMA mortgage-backed securities.............................      4,326      4,299       6,548      6,451
                                                               ---------    ------    ---------    ------
                                                                $ 7,215     $7,153     $ 7,479     $7,293
                                                               ---------    ------    ---------    ------
                                                               ---------    ------    ---------    ------

10. INCOME TAXES

     A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                    --------------------------
                                                                     1997     1996      1995
                                                                    ------    ----    --------
                                                                          (In thousands)

Income tax expense (benefit) at federal statutory rate (34%).....   $1,593    $816    $   (756)
State income tax, net of federal benefit.........................      408     177         181
Tax-exempt interest income.......................................       20      21          21
Bad debt deduction...............................................       --      --       1,768
Decrease in valuation allowance..................................       --      --     (19,808)
Effect of non-deductible merger related costs....................      147      --          --
Other............................................................       91     (51)        108
                                                                    ------    ----    --------
Income tax expense (benefit).....................................   $2,259    $963    $(18,486)
                                                                    ------    ----    --------
                                                                    ------    ----    --------

     The components of the provision for income taxes are as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                    --------------------------
                                                                     1997     1996      1995
                                                                    ------    ----    --------
                                                                          (In thousands)

Federal:
     Deferred....................................................   $1,851    $696    $(16,849)
State:
     Current.....................................................      313      80         274
     Deferred....................................................       95     187      (1,911)
                                                                    ------    ----    --------
Income tax expense (benefit).....................................   $2,259    $963    $(18,486)
                                                                    ------    ----    --------
                                                                    ------    ----    --------

     In accordance with SFAS No. 109, deferred income tax assets and liabilities reflect the impact of temporary differences between values recorded as assets and liabilities for financial reporting purposes and values utilized for remeasurement in accordance with tax laws. The tax effects of temporary differences giving rise to the Company's deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                                            1997       1996
                                                                           -------    -------
                                                                             (In thousands)

Net operating loss (NOL) carryforward...................................   $ 7,265    $ 8,495
Allowance for loan losses and OREO......................................     3,640      3,230
Loans with different tax and book basis.................................     2,848      3,763
Deferred loan fees......................................................       444        384
AMT credit..............................................................       694        694
Net unrealized losses on available for sale securities..................        83        (42)
Other, net..............................................................        17        288
                                                                           -------    -------
                                                                            14,991     16,812
Valuation allowance.....................................................        --         --
                                                                           -------    -------
Net deferred tax asset..................................................   $14,991    $16,812
                                                                           -------    -------
                                                                           -------    -------

     Under SFAS No. 109, deferred tax assets must be reduced by a valuation allowance to an amount that is 'more likely than not' to be realized. Based on recent historical and anticipated future pre-tax earnings, management believes that it is more likely than not that the Company will realize its net deferred tax assets. Accordingly, the Company eliminated the valuation allowance in December 1995. At December 31, 1997, the Company had a net operating loss carryforward and alternative minimum tax credit carryforward of $21.3 million and $0.7 million, respectively. The net operating loss carryforward begins to expire in 2005.

     Until December 31, 1995, savings banks that met certain definitions, tests and other conditions prescribed by the Internal Revenue Code were allowed a bad debt deduction, subject to certain limitations. This deduction was computed either as a percentage of taxable income before such deductions or based on actual loss experience. SFAS No. 109 provides that the cumulative tax bad debt reserves as of December 31, 1987 (the 'base year reserves') are permanent differences which do not require the establishment of a deferred tax liability. The tax 'base year reserves' for the Bank is approximately $5.7 million. This 'base year reserve' could be recognized as taxable income and create a current tax liability at the income tax rates then in effect if one of the following occur: 1) the Bank's retained earnings represented by the reserve is used for purposes other than to absorb losses from bad debts; or 2) the Bank fails to qualify as a Bank as defined by the Internal Revenue Code or; 3) there is a change in the federal tax law. None of these events occurred as of December 31, 1997. Furthermore, no additions to the 'base year reserves' were made in the years 1988 through 1995 for financial statement purposes. However, in September 1996 when the Bank filed its 1995 tax return, the deduction taken for bad debts increased the Bank's tax bad debt reserves to an amount which exceeded the 'base year reserves' by approximately $2.0 million.

     On August 20, 1996, legislation was signed into law which repealed the percentage of taxable income method of tax bad debt deduction available for thrift institutions. This repeal is effective for the

Bank's taxable year beginning January 1, 1996. In addition, the legislation requires that tax bad debt reserves in excess of 'base year reserves' be recaptured into taxable income over a 6 to 8 year period dependent on whether certain residential loan origination levels are maintained. As previously mentioned, after the filing of its 1995 tax return, the Bank's tax bad debt reserves exceed its base year reserves by approximately $2.0 million. However, the change in tax law had no effect on the Bank's income tax expense recorded in 1996. The additional deferred tax liability related to excess reserves were offset by an increase in deferred tax assets related to additional NOL carryforwards created as a result of the bad debt deductions taken on the 1995 tax return. The effect of this change in tax law on the Bank is that some available net operating loss carryforwards will be utilized earlier than anticipated to offset the required recapture of these excess bad debt reserves into taxable income in future years.

     While New York State tax law is generally based on federal law, on July 30, 1996, New York State enacted legislation, effective January 1, 1996, which generally retains the percentage of taxable income method for calculating the tax bad debt deduction and does not require the Bank to recapture into income its excess tax bad debt reserves over its base year reserves for New York State tax purposes. The New York State percentage of taxable income tax bad debt deduction is equal to 32% of New York State taxable income, with certain adjustments.

11. EMPLOYEE BENEFIT PLANS

PENSION PLANS

     The Company has a non-contributory defined benefit pension plan (the 'Plan') with the Retirement Systems Group, Inc., (formerly The Savings Bank Retirement System), covering employees meeting certain eligibility requirements. The Company's policy is to fund pension costs to the extent they can be deducted for federal income tax purposes.

     The following table sets forth the funded status of the pension plan covering employees as of the plan's year ended September 30:

                                                                               1997      1996
                                                                               -----     -----
                                                                               (In thousands)

Accumulated benefit obligation:
     Vested benefits........................................................   $ 833     $ 773
     Nonvested benefits.....................................................      --        27
                                                                               -----     -----
Accumulated benefit obligation..............................................     833       800
Effect of projected future compensation levels..............................      --        --
                                                                               -----     -----
Projected benefit obligation................................................     833       800
Plan assets at fair value...................................................   1,385     1,307
                                                                               -----     -----
Plan assets in excess of projected benefit obligation.......................     552       507
Unrecognized loss...........................................................     176       221
Unrecognized past service liability.........................................       1         1
                                                                               -----     -----
Prepaid pension asset.......................................................   $ 729     $ 729
                                                                               -----     -----
                                                                               -----     -----
                                                                       1997     1996     1995
                                                                       -----    -----    -----

Components of pension expense are:
     Interest cost..................................................   $  62    $  63    $  61
     Return on assets...............................................    (240)    (141)    (185)
     Amortization of deferred investment loss.......................     135       42       95
     Amortization of unrecognized investment loss...................      10       18       18
     Benefit settlement charges.....................................      33       --       --
                                                                       -----    -----    -----
Pension credit......................................................   $  --    $ (18)   $ (11)
                                                                       -----    -----    -----
                                                                       -----    -----    -----

     Due to the financial condition of the Bank in 1991, the Plan was amended, effective October 1, 1991, to provide that there would be no new enrollments in the Plan and that there would be no further benefit accruals under the Plan. This benefit 'suspension' was initially intended to be temporary.

However, it is now expected to remain in effect indefinitely. Deferred investment losses in the above table have been fully reserved.

     The discount rate used in determining the actuarial present value of the projected benefit obligations was 7.75% for 1997 and 7.50% for 1996, and the expected long-term rate of return on plan assets was 8.0% for each period. Plan assets consist primarily of equity and debt securities.

     In 1996 the Company reactivated the Non-Employee Directors' Retirement Plan which covers non-employee directors. This Plan is a defined benefit, non-qualified and unfunded Plan. In December 1997, and in connection with the Definitive Merger Agreement, the Plan was curtailed in anticipation of a February 1998 termination and settlement. The following table sets forth information on this Plan as of December 31, 1997 and 1996. Although this Plan was not directly funded, the Company made contributions into a Grantor Trust which was established to meet the benefit obligations of this Plan as they become due. All of the funds held by the Grantor Trust are expected to be distributed to the beneficiaries in lump sums in February 1998.

                                                                                1997     1996
                                                                                -----    -----
                                                                                (In thousands)

Accumulated benefit obligation:
     Vested benefits.........................................................   $ 949    $ 564
     Nonvested benefits......................................................      --       --
                                                                                -----    -----
Accumulated benefit obligation...............................................     949      564
Effect of projected future compensation levels...............................      --       --
                                                                                -----    -----
Projected benefit obligation.................................................     949      564
Plan assets at fair value....................................................      --       --
                                                                                -----    -----
Projected benefit obligation in excess of Plan assets........................    (949)    (564)
Unrecognized loss............................................................      42       46
Unrecognized past service liability..........................................      --      491
                                                                                -----    -----
Accrued pension expense......................................................   $(907)   $ (27)
                                                                                -----    -----
                                                                                -----    -----
Components of pension expense are:
     Service cost............................................................   $  24    $  24
     Interest cost...........................................................      43       44
     Amortization of unrecognized past service liability.....................      47       47
     Curtailment expense.....................................................     777       --
                                                                                -----    -----
Pension expense..............................................................   $ 891    $ 115
                                                                                -----    -----
                                                                                -----    -----

     The discount rate used in determining the actuarial present value of the projected benefit obligations was 7.25% for 1997 and 7.75% for 1996.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

     The Company provides medical and life insurance benefits to all currently eligible pension recipients. However, during 1992 the post-retirement medical benefit plan was amended to eliminate substantially all current employees from becoming eligible for these benefits. Post-retirement benefits are recognized on an accrual basis over the employee's service period. Expenses for these post retirement benefits are substantially lower than they may have been had all current employees been expected to become eligible for these benefits.

     The following tables set forth the status of the post-retirement benefit plan:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                              FINANCIAL POSITIONS                                   1997         1996
                              -------------------                                  -------      -------
                                                                                       (Dollars in
                                                                                        thousands)

Accumulated post-retirement benefit obligation ('APBO').........................   $(1,279)     $(1,231)
Unrecognized net gain...........................................................      (345)        (441)
Unrecognized net transition obligation..........................................     1,247        1,330
                                                                                   -------      -------
Accrued post-retirement benefit cost............................................   $  (377)     $  (342)
                                                                                   -------      -------
                                                                                   -------      -------
                      NET PERIODIC POST-RETIREMENT EXPENSE                         1997    1996    1995
                      ------------------------------------                         ----    ----    ----

Service cost....................................................................   $  6    $  6    $ 10
Interest cost...................................................................     89      85      94
Amortization of unrecognized net transition obligation..........................     83      83      83
Amortization of unrecognized net gain...........................................    (64)    (71)    (70)
                                                                                   ----    ----    ----
Net periodic post-retirement expense charged to operations......................   $114    $103    $117
                                                                                   ----    ----    ----
                                                                                   ----    ----    ----
                                  ASSUMPTIONS                                      1997    1996    1995
                                  -----------                                      ----    ----    ----
Discount rate...................................................................   7.50%   7.50%   7.25%

                                                                                                  SERVICE PLUS
                                                                           SERVICE    INTEREST      INTEREST
        EFFECT OF A 1% INCREASE IN HEALTH TREND RATES             APBO      COST        COST          COST
        ---------------------------------------------            ------    -------    --------    ------------
                                                                                (In thousands)
Current basis.................................................   $1,278      $ 6        $ 89          $ 95
1% trend increase.............................................    1,363        7          95           101
                                                                              --
                                                                 ------                  ---        ------
Change due to 1% increase.....................................   $   85      $ 1        $  6          $  6
                                                                 ------      ---         ---        ------
                                                                 ------      ---         ---        ------

OTHER BENEFIT PLANS

     The Company has a defined contribution 401(k) plan, covering substantially all full time employees meeting certain eligibility requirements. The Company's 401(k) contributions in 1997, 1996 and 1995 were $350,000, $339,000, and
$304,000, respectively.

     In 1987, the Bank established a non-contributing leveraged Employee Stock Ownership Plan (ESOP), which acquired shares of the Bank's stock for the benefit of all eligible employees. The ESOP borrowed funds from an unrelated financial institution and acquired 318,200 shares in 1987 and 37,673 shares in 1988 of the Bank's stock in the open market at an average price of $14.05 per share. No borrowings or unallocated shares remained as of December 31, 1997.

     The Company has employment contracts with certain executive officers which provide these individuals with post-termination benefits under certain specified conditions, including a change in control of the Company. In connection with the Amended and Restated Agreement and Plan of Merger with HUBCO, Inc., payments of $1.0 million are anticipated under the change in control provisions of these contracts.

12. STOCK OPTION PLANS

     A description of each of the Company's three stock option plans follows:

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

1993 STOCK INCENTIVE PLAN

     The Bank received shareholder approval for a 1993 Stock Incentive Plan ('1993 Plan') which provides for the granting of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code, non-incentive or compensatory stock options and stock appreciation rights. The 1993 Plan is administered and interpreted by a committee of not less than two members of the Board of Directors, none of whom is an officer or employee of the Bank and each of whom is a 'disinterested person' within the meaning of the applicable regulations under the federal securities law. The committee determines who will be granted options, whether such options will be incentive or compensatory options, the number of shares subject to each option and the exercise price of each compensatory option when such options become exercisable. The per share exercise price of an incentive stock option at least equals the fair market value of a share of Common Stock on the date the option is granted. Each stock option or portion thereof is exercisable at any time on or after it vests. A total of 595,315 shares were authorized under this plan in 1993, and in 1996, stockholders approved an amendment to this plan which increased the number of shares authorized by 525,288 shares for a total authorization of 1,120,603 shares.

1993 DIRECTORS' STOCK OPTION PLAN

     The Bank also received shareholder approval for a 1993 Directors' Stock Option Plan (the 'Directors' Plan'), which provides for the grant of non-qualified stock options to non-employee directors of the Bank. The Directors' Plan is administered and interpreted by the entire Board of Directors of the Bank. A total of 255,135 shares were authorized under this plan.

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

     A summary of the transactions within each of the Company's Stock Option Plans follows:

                                                                                                  1993 DIRECTORS'
                                                   1985 OPTION PLAN      1993 INCENTIVE PLAN           PLAN
                                                  -------------------    -------------------    -------------------
                                                             WEIGHTED               WEIGHTED               WEIGHTED
                                                             AVERAGE                AVERAGE                AVERAGE
                                                             EXERCISE               EXERCISE               EXERCISE
                                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                                  -------    --------    -------    --------    -------    --------

Outstanding at 1/1/95..........................   229,244     $ 4.12     556,250     $ 3.10     193,000     $ 2.89
     Granted...................................        --                 20,000       5.38          --
     Exercised.................................   (13,950)      2.24     (36,150)      2.50          --
     Canceled..................................   (45,000)      9.61      (1,500)      2.50          --
                                                  -------                -------                -------
Outstanding at 12/31/95........................   170,294       2.83     538,600       3.22     193,000       2.89
     Granted...................................        --                438,000       5.12          --
     Exercised.................................      (500)      1.50     (60,500)      3.98          --
     Canceled..................................        --                     --                     --
                                                  -------                -------                -------
Outstanding at 12/31/96........................   169,794       2.84     916,100       4.08     193,000       2.89
     Granted...................................        --                     --                     --
     Exercised.................................    (8,540)      2.78      (9,950)      4.41          --
     Canceled..................................        --                     --                     --
                                                  -------                -------                -------
Outstanding at 12/31/97........................   161,254       2.84     906,150       4.08     193,000       2.89
                                                  -------                -------                -------
                                                  -------                -------                -------
Exercisable as of 12/31/97.....................   161,254     $ 2.84     591,350     $ 3.76     148,000     $ 2.82
                                                  -------    --------    -------    --------    -------    --------
                                                  -------    --------    -------    --------    -------    --------
Available for future grant, as of 12/31/97.....    65,212                 92,353                 55,135
                                                  -------                -------                -------
                                                  -------                -------                -------

GENERAL

     At December 31, 1997, the Company had three stock option plans as described above. The Company applies APB Opinion 25 and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for these stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with the fair value method of SFAS No. 123, 'Accounting for Stock Based Compensation', net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):

                                                                   1997        1996        1995
                                                                  ------      ------      -------

Net income                       As reported                      $2,429      $1,436      $16,262
                                 Pro forma                         2,227       1,375       16,258
Earnings per share -- Basic      As reported                      $ 0.19      $ 0.11      $  1.30
                                 Pro forma                          0.18        0.11         1.30
Earnings per share -- Diluted    As reported                      $ 0.18      $ 0.11      $  1.27
                                 Pro forma                          0.17        0.11         1.27

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants awarded in 1996 and 1995, respectively: dividend yield of 2.0% and 1.5%; expected volatility of 31% and 36%; risk-free interest rate of 5.5% in both years; and expected lives of 4.5 years and 4.0 years. There were no options awarded in 1997.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                  OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                  ---------------------------------------------------    -------------------------------
           RANGE OF                 NUMBER          REMAINING        WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
        EXERCISE PRICES           OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
-------------------------------   -----------    ----------------    ----------------    -----------    ----------------

$1.00 to $3.00.................      603,474        5.3 years             $ 2.34           523,974           $ 2.32
 3.01 to  5.00.................      205,000        6.5 years               4.55           184,500             4.60
 5.01 and greater..............      451,930        8.7 years               5.31           192,130             5.57
                                  -----------                                            -----------
                                   1,260,404        6.7 years               3.77           900,604             3.48
                                  -----------                                            -----------
                                  -----------                                            -----------

13. COMMITMENTS AND CONTINGENCIES

     The Company leases various branch and loan origination offices and certain equipment under noncancelable agreements. These leases have expiration dates through 2021. Certain of the lease agreements contain escalation clauses which have been aggregated into the annual rent expense and minimum annual rentals. At December 31, 1997, aggregate minimum annual rentals were as follows:

YEAR ENDING
DECEMBER 31,
------------                                                 (In thousands)
   1998...................................................       $1,257
   1999...................................................          773
   2000...................................................          665
   2001...................................................          457
   2002...................................................          260
   Thereafter.............................................        2,267
                                                                -------
          Total...........................................       $5,679
                                                                -------
                                                                -------

     Rental expense aggregated $0.9 million, $0.7 million, and $0.5 million in 1997, 1996 and 1995, respectively. Rent expense relates primarily to the cost of leasing retail branch locations and loan production offices.

     In the course of its business, the Company is involved in various legal proceedings. No predictions can be made presently as to the outcome or nature of any relief that may be ultimately granted with respect to any of these proceedings. In the opinion of management, pending or threatened legal proceedings are not expected to result in a material adverse effect on the Company's consolidated financial statements.

     During 1989 the Bank securitized approximately $100 million of seasoned one-year adjustable rate mortgages, originated primarily in the Mid-Hudson Valley, with the Federal Home Loan Mortgage Corporation (FHLMC). An agreement was entered into requiring the Bank to repay FHLMC for any foreclosure losses incurred on that portfolio through 1999. During 1997, payments of $64,000 were made on this agreement. Since 1989, payments on this agreement have aggregated $670,000. The outstanding balance on these mortgage-backed securities was approximately $24.2 million at December 31, 1997 and $27.8 million at December 31, 1996. At December 31, 1997, there were reserves of $300,000 for estimated future payments related to this agreement.

     Loans sold with recourse are identified when a loan is sold and the buyer retains the right to enforce a repurchase by the seller under certain conditions. The Bank does not sell loans with recourse as part of normal operations. However, it did so to facilitate the sale of its Farmers Federal division in 1988. Repurchases under this agreement have not been material.

14. DEPOSIT ACCOUNTS

     Below is a summary of the deposit accounts at December 31 for the periods indicated:

                                                                  1997                   1996
                                                            -----------------      -----------------
                                                             AMOUNT      RATE       AMOUNT      RATE
                                                            --------     ----      --------     ----
                                                                     (Dollars in thousands)
Checking accounts........................................   $ 37,282      --       $ 25,787      --
NOW accounts.............................................     15,450     2.16%       15,796     2.16%
Passbook accounts........................................     96,581     3.26        93,061     3.27
Money market deposit accounts............................    140,387     4.81       126,233     4.56
Club accounts............................................        398     3.00           310     3.00
Certificate accounts.....................................    330,279     5.72       314,059     5.56
                                                            --------               --------
                                                            $620,377     4.70%     $575,246     4.63%
                                                            --------               --------
                                                            --------               --------

     The following is a summary of certificate accounts by remaining term to contractual maturity at December 31:

                                                                  1997                   1996
                                                            -----------------      -----------------
                                                             AMOUNT      RATE       AMOUNT      RATE
                                                            --------     ----      --------     ----
                                                                     (Dollars in thousands)
3 months or less.........................................   $ 44,535     5.19%     $ 69,976     5.27%
3 to 6 months............................................     46,607     5.50        78,253     5.35
6 to 12 months...........................................     99,811     5.58        69,416     5.32
1 to 2 years.............................................     69,345     5.89        19,813     5.67
2 to 3 years.............................................     60,450     6.20        53,390     5.98
3 to 4 years.............................................      5,043     5.89        16,989     6.87
More than 4 years........................................      4,488     7.07         6,222     6.67
                                                            --------               --------
     Total certificates..................................   $330,279     5.72%     $314,059     5.56%
                                                            --------               --------
                                                            --------               --------

     Interest expense on deposits, summarized by major categories, were as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                           1997       1996       1995
                                                                          -------    -------    -------
                                                                                 (In thousands)
Savings accounts.......................................................   $ 3,093    $ 3,036    $ 3,288
Time deposits..........................................................    18,131     17,195     15,949
Money market deposits..................................................     6,287      4,988      4,543
Demand deposits........................................................       643        564        501
Mortgagors' escrow deposits............................................        57         51         40
                                                                          -------    -------    -------
                                                                          $28,211    $25,834    $24,321
                                                                          -------    -------    -------
                                                                          -------    -------    -------

     At December 31, 1997 and 1996 there were no brokered deposits. Deposits in excess of $100,000 at December 31, 1997 and 1996 were $88.3 million and $69.0 million, respectively.

15. STOCKHOLDERS' EQUITY

     The Holding Company relies on dividends received from the Bank to declare and pay dividends to stockholders. The Bank may not declare or pay dividends on shares of its common stock if the effect thereof would cause stockholders equity to be reduced below applicable regulatory capital maintenance requirements.

     The Company's retained earnings at December 31, 1997 include certain amounts which have been designated as a reserve for bad debts under federal income tax regulations and has been deducted for federal income tax purposes. See Income Taxes at Note 10.

     Upon the Bank's conversion from mutual to stock form in 1985, a liquidation account was established within stockholders' equity for the benefit of all eligible account holders in an amount equal to $38.0 million, representing total retained earnings at June 30, 1985. In the event of complete liquidation of the Bank, such account holders would be entitled to their interest in the liquidation account prior to any payments to shareholders. In addition, no dividend declaration or payment would be permitted which would reduce stockholders' equity below the aggregate amount required in the liquidation account. The aggregate liquidation account is determined at the end of each fiscal year and is reduced proportionately as eligible account holders reduce their balances. In no event may the liquidation account be increased. The liquidation account amounted to $6.5 million and $7.3 million at December 31, 1997 and 1996, respectively.

     On May 1, 1988, the Bank's Board of Directors adopted a shareholder rights plan which expires on May 1, 1998. The plan provides for a dividend of one share purchase right for each of the Bank's common shares held of record as of the close of business on May 18, 1988. Initially, the rights are not exercisable; right certificates are not distributed, and the rights automatically trade with the Bank's common shares. However, 20 days following the acquisition of 20% or more of the Bank's common shares or 20 days following the commencement of a tender offer for 30% or more of the Bank's common shares, the rights will become exercisable and separate right certificates will be distributed. The rights will entitle the holders of the Bank's common shares to purchase additional shares at an exercise price of $75 per share. In addition, in the event of certain triggering events described in the rights plan, holders of the rights (other than the acquiring person) will be entitled to acquire the Bank's common shares having a market value of twice the then-current exercise price of the rights. In addition, in the event the Bank enters into certain business combination transactions, holders of the rights will be provided a right to acquire equity securities of the acquiring entity having a market value of twice the then-current exercise price of the rights. The Bank will be entitled to redeem the rights upon the occurrence of certain events. In connection with the October 22, 1997 definitive merger agreement with HUBCO, Inc., the Company and the Bank agreed to terminate this shareholder rights plan upon stockholder approval of the merger.

16. REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators, that if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tangible and Core capital (as defined) to adjusted total assets (as defined), and of Tier 1 and Total capital (as defined in the regulations) to risk-weighted assets (as defined). Core capital to adjusted total assets is also known as the 'Leverage' ratio. Management believes, as of December 31, 1997, that the Bank exceeds all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent information from the Bank's primary regulator, the Office of Thrift Supervision ('the OTS'), categorized the Bank as 'well capitalized' under the regulatory framework for prompt corrective action. To be categorized as 'well capitalized' the Bank must maintain minimum core, Tier 1 and risk-based capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                             OTS REQUIREMENTS
                                                                                               FOR CAPITAL
                                                              ACTUAL                        ADEQUACY PURPOSES
                                                         ----------------                -----------------------
                                                         AMOUNT     RATIO               AMOUNT              RATIO
                                                         -------    -----               ------              ----

As of December 31, 1997:
     Tangible Capital/Adjusted Total Assets...........   $59,960     6.95%              >$12,943           >1.5%
                                                                                        --                 --
     Core Capital/Adjusted Total Assets...............   $59,960     6.95%              >$25,887           >3.0%
                                                                                        --                 --
     Tier 1 Capital/Risk Weighted Assets..............   $59,960    10.38%                --                --
     Total Capital/Risk Weighted Assets...............   $67,180    11.62%              >$46,232           >8.0%
                                                                                        --                 --
As of December 31, 1996:
     Tangible Capital/Adjusted Total Assets...........   $56,457     6.69%              >$12,652           >1.5%
                                                                                        --                 --
     Core Capital/Adjusted Total Assets...............   $56,457     6.69%              >$25,304           >3.0%
                                                                                        --                 --
     Tier 1 Capital/Risk Weighted Assets..............   $56,457    10.22%                --                --
     Total Capital/Risk Weighted Assets...............   $63,354    11.47%              >$44,199           >8.0%
                                                                                        --                 --

                                                                  TO BE WELL CAPITALIZED
                                                                  UNDER PROMPT CORRECTIVE
                                                                     ACTION PROVISIONS
                                                                  -----------------------
                                                                AMOUNT                 RATIO
                                                                ------                 -----
As of December 31, 1997:
     Tangible Capital/Adjusted Total Assets...........
                                                                  --                     --
     Core Capital/Adjusted Total Assets...............         >$43,145                >5.0%
                                                               --                      --
     Tier 1 Capital/Risk Weighted Assets..............         >$34,674                >6.0%
                                                               --                      --
     Total Capital/Risk Weighted Assets...............         >$57,790                >10.0%
                                                               --                      --
As of December 31, 1996:
     Tangible Capital/Adjusted Total Assets...........             --                   --
     Core Capital/Adjusted Total Assets...............         >$42,175                >5.0%
                                                               --                      --
    Tier 1 Capital/Risk Weighted Assets..............          >$33,150                >6.0%
                                                               --                      --
     Total Capital/Risk Weighted Assets...............         >$55,250                >10.0%
                                                               --                      --

     A reconciliation of the Company's stockholders' equity under generally accepted accounting principles to the Bank's Regulatory Capital is summarized as follows:

                                                                                  TANGIBLE     CORE      RISK-BASED
                                                                                  CAPITAL     CAPITAL     CAPITAL
                                                                                  --------    -------    ----------
                                                                                       (Dollars in thousands)

Stockholders' equity under GAAP - Holding Company..............................   $ 72,571    $72,571     $ 72,571
Adjustments: primarily loss at Holding Company.................................        489        489          489
                                                                                  --------    -------    ----------
Stockholders' equity under GAAP - Bank.........................................     73,060     73,060       73,060
Unrealized losses on available for sale securities, net of tax.................        124        124          124
Limitation on deferred tax assets..............................................    (13,224)   (13,224)     (13,224)
General allowance for loan losses (to extent allowable)........................        n/a        n/a        7,220
                                                                                  --------    -------    ----------
Regulatory capital.............................................................   $ 59,960    $59,960     $ 67,180
                                                                                  --------    -------    ----------
                                                                                  --------    -------    ----------

     Adjusted total assets for Bank were $862.9 million and $843.5 million as of December 31, 1997 and 1996, respectively. Risk-weighted assets for the Bank were $577.9 million and $552.5 million as of December 31, 1997 and 1996, respectively.

     The Federal Reserve System requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW, SuperNOW and checking accounts). As of December 31, 1997, a 3% reserve was required on total transaction balances in excess of $4.3 million but less than $47.7 million. Reserves of 10% were required on total transaction balances in excess of $47.7 million. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank's earning assets. Required reserves aggregated $2.0 million at December 31, 1997.

17. OFF-BALANCE SHEET RISK

     In the normal course of business, the Company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers, and to reduce its own exposure to fluctuations in interest rates. These off-balance sheet activities may include commitments to extend credit, commercial letters of credit, standby letters of credit, commitments to purchase and sell loans, and interest rate hedge agreements. The credit and market risks associated with these financial instruments are generally managed in conjunction with the Company's balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures. The maximum dollar effect of the risks may be in excess of the amounts recognized in the consolidated statements of condition because these amounts vary depending on the nature of the underlying instrument and the related accounting policy.

     Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. The Company's exposure to credit loss is represented by the contractual amount of the commitments to extend credit, commitments to purchase and sell loans, commercial letters of credit and standby letters of credit. This is the maximum potential loss of principal in the event the commitment is drawn upon and the counterparty defaults. With respect to other financial instruments, the contractual or notional amounts of interest rate caps do not necessarily represent the actual credit exposure, but the extent of involvement in a particular class of instrument. In addition, the measurement of the risks associated with these financial instruments is meaningful only when all related and offsetting transactions are identified.

     A summary of the contractual or notional amounts for off-balance sheet activities at December 31, 1997 and 1996 and further discussion of these activities follows:

                                                                                      1997       1996
                                                                                    --------    -------
                                                                                      (In thousands)
Credit activities:
     Commitments to extend credit:
          1-4 family residential mortgage loans..................................   $ 14,262    $29,026
          Commercial loans.......................................................      6,359      8,040
          Unfunded commitments on:
          One-to-four family construction loans..................................      2,057      2,567
          Other construction loans, primarily residential sub-divisions..........     26,443     24,181
          Consumer lines.........................................................     14,565     12,312
          Commercial lines.......................................................        323        192
          Standby letters of credit..............................................      2,312      2,790
          Securitized 1-4 family mortgage loans sold with recourse...............     11,696     13,440
          Loans sold with recourse...............................................      6,157      5,900
     Commitments to sell loans:
          1-4 family residential mortgage loans..................................      9,386     12,985
Other financial instrument activities:
     Interest rate swap agreements (notional amount).............................     20,000     20,000
     Interest rate collar agreements (notional amount)...........................    115,000     95,000
     Forward contracts...........................................................      1,000      8,000

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

OTHER FINANCIAL INSTRUMENT ACTIVITIES

     An interest rate swap is an agreement where one party (a broker) agrees to pay a floating rate of interest (based on the 3-month LIBOR) on a notional principal amount to another party (the Bank) in exchange for receiving a fixed rate of interest on the same notional amount. As of December 31, 1997, the Bank had one outstanding swap on which it receives a floating rate of 5.72% and pays a fixed rate of 7.335%. The swap expires in March 2000. The Bank's risk of loss on this swap is equal to the fair value of the swap, which as of December 31, 1997 was an unrealized loss of $0.6 million.

     An interest rate collar involves the simultaneous purchase of an interest rate cap and sale of an interest rate floor, both tied to specific indices and based on notional principal amounts. The premium paid on interest rate collars is amortized on a straight-line basis over the life of the individual agreements. As of December 31, 1997, the weighted average cap rate, floor rate and maturity of the Bank's $115 million notional amount of interest rate collar agreements were, 6.76%, 5.42%, and 18 months, respectively. The rate caps and floor are based on 3-month LIBOR which was 5.72% at December 31, 1997. During 1995, 1996, and 1997 the Bank neither paid nor received any amounts on these interest rate collars.

     Forward contracts are agreements where the Bank has agreed to deliver to a counterparty a specific type of security at a agreed upon rate. These contracts are generally settled within 60 to 90 days. At December 31, 1997, the Bank had committed to sell, under forward agreements, an aggregate principal amount of $1.0 million of mortgage-backed securities with a weighted average rate of 7.0%. These agreements were entered into in connection with mortgage banking activities.

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

18. RELATED PARTY TRANSACTIONS

     Loans and lines of credit are made available to directors and senior officers on the same terms, including interest rates and collateral requirements, as loans to other employees and to the public.

     At December 31, 1997, the full amount of credit extended to directors, senior officers and their affiliates was $1.2 million which includes the unfunded portion of lines of credit. The table below indicates the activity in these loan accounts during 1997 (amounts in whole dollars):

Outstanding balance at December 31, 1996........................................   $  592,000
     Additions..................................................................      655,000
     Deductions.................................................................     (138,000)
                                                                                   ----------
Outstanding balance at December 31, 1997........................................   $1,109,000
                                                                                   ----------
                                                                                   ----------

19. FINANCIAL INSTRUMENTS

     SFAS No. 107 requires disclosure of the estimated fair value of certain financial instruments. The following estimated fair values have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data and to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

                                                               DECEMBER 31, 1997         DECEMBER 31, 1996
                                                             ----------------------    ----------------------
                                                             CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                              AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                             --------    ----------    --------    ----------
                                                                              (In millions)
Assets:
     Cash and due from banks..............................    $ 11.8       $ 11.8       $  6.9       $  6.9
     Mortgage-backed securities and accrued interest......     146.4        146.3        144.7        144.3
     Other securities and accrued interest................      17.4         17.4         32.1         32.1
     Loans and accrued interest, net......................     669.2        673.4        638.7        636.6
Liabilities:
     Deposits with no stated maturity.....................     290.4        290.4        261.5        261.5
     Time deposits and accrued interest...................     330.6        329.7        314.4        313.4
     Borrowings...........................................     168.8        168.8        198.7        198.7
     Mortgagors' escrow deposits..........................       4.6          4.6          4.1          4.1
Other Financial Instruments:
     Interest rate hedge agreements.......................       0.4         (0.5)       --            (1.0)

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

     Borrowings: Rates currently available to the Company for borrowings with similar terms and remaining maturities are used to estimate fair value.

     Mortgagors' Escrow Deposits: The estimated fair value of mortgagors' escrow deposits is the amount payable at the reporting date.

     Other Financial Instruments: The fair value of interest rate hedge instruments is the amount at which they could be settled, based on estimates obtained from dealers.

     At December 31, 1997, the Bank had an interest rate swap agreement which expires in March 2000, covering an aggregate notional amount of $20.0 million, where the Bank receives 3-month LIBOR and pays 7.335% fixed.

     At December 31, 1997, the Bank had interest rate collar agreements covering an aggregate notional amount of $115.0 million which expire as follows: $50.0 million in 1998, $20.0 million in 1999, and $45.0 million in 2000. The interest rate floors and caps are based on the 3-month LIBOR. At December 31, 1997, the weighted average floor rate was 5.42% and the weighted cap rate was 6.76%. Under these interest rate collar agreements, the Bank receives payments if 3-month LIBOR is greater than cap rate and pays if 3-month LIBOR is less than floor rate.

     At December 31, 1997, the Bank had committed to sell, under forward agreements, an aggregate principal amount of $1.0 million of mortgage-backed securities with a weighted average rate of 7.00%. These agreements were entered into in connection with mortgage banking activities and generally must be settled within 90 days.

     Commitments include commitments to extend permanent financing and letters of credit. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. The fair value of letters of credit is based on fees currently charged for similar agreements. The fair value of commitments at December 31, 1997 and 1996, respectively, approximate the recorded amounts of related fees, which are not material.

20. SAVINGS ASSOCIATION INSURANCE FUND ('SAIF') SPECIAL ASSESSMENT

     On September 30, 1996, legislation was signed into law which included provisions designed to replenish the Savings Association Insurance Fund. Under this legislation, all SAIF insured institutions (including the Bank) were assessed a one-time fee of 65.7 cents on every $100 of insured deposits held on March 31, 1995, as adjusted. This one-time special assessment charged to the Bank totaled $2.6 million and was paid on November 27, 1996. This assessment was recorded as a charge to earnings on September 30, 1996 and is included in the accompanying Statement of Income with non-interest expenses. The recapitalization of the SAIF fund is expected to provide for lower deposit insurance premiums through at least 1999.

21. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

     Earnings of the Bank are recognized by Poughkeepsie Financial Corp. (the 'Holding Company') using the equity method of accounting. Accordingly, earnings of the Bank are recorded as increases in the Holding Company's investment and any dividend received from the Bank reduces the Holding Company's investment in the Bank. The condensed financial statements for the Holding Company at December 31, 1997 and for the period May 30, 1997 (date Holding Company commenced operations) to December 31, 1997 are presented below (dollar amounts are in thousands):

CONDENSED STATEMENT OF FINANCIAL CONDITION
     Assets:
     Cash and due from banks...........................................................................   $   102
     Investment in the Bank............................................................................    73,060
     Other assets......................................................................................        96
                                                                                                          -------
     Total assets......................................................................................   $73,258
                                                                                                          -------
                                                                                                          -------
     Liabilities and Stockholders' Equity:
     Due to the Bank...................................................................................   $   607
     Other liabilities.................................................................................        80
                                                                                                          -------
     Total liabilities.................................................................................       687
     Stockholders' equity..............................................................................    72,571
                                                                                                          -------
     Total liabilities and stockholders' equity........................................................   $73,258
                                                                                                          -------
                                                                                                          -------
CONDENSED STATEMENT OF INCOME
     Dividend income from the Bank.....................................................................   $ 1,260
     Interest income...................................................................................         2
     Other operating expenses..........................................................................       686
                                                                                                          -------
     Income before income taxes and equity in undistributed earnings of the Bank.......................       576
     Income tax benefit................................................................................       (95)
                                                                                                          -------
     Income before equity in undistributed earnings of the Bank........................................       671
     Undistributed earnings of the Bank................................................................     1,758
                                                                                                          -------
     Net income........................................................................................   $ 2,429
                                                                                                          -------
                                                                                                          -------
CONDENSED STATEMENT OF CASH FLOW
     Operating activities:
          Net Income...................................................................................   $ 2,429
          Adjustments to reconcile net income to net cash provided by operating activities:
               Equity in undistributed earnings of the Bank............................................    (1,758)
               Net change in other assets and liabilities..............................................       504
                                                                                                          -------
               Net cash provided by operating activities...............................................     1,175
                                                                                                          -------
     Financing activities:
          Issuance of common stock.....................................................................        87
          Cash dividends paid..........................................................................    (1,260)
                                                                                                          -------
               Net cash used in financing activities...................................................    (1,173)
                                                                                                          -------
     Net increase in cash and cash equivalents.........................................................         2
     Cash and cash equivalents at May 30, 1997.........................................................       100
                                                                                                          -------
     Cash and cash equivalents at December 31, 1997....................................................   $   102
                                                                                                          -------
                                                                                                          -------

22. QUARTERLY DATA (UNAUDITED)

     Quarterly financial information for 1997 and 1996 follows. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for such periods are reflected.

                                                                              THREE MONTHS ENDED
                                                                 --------------------------------------------
                                                                 12/31/97     9/30/97     6/30/97     3/31/97
                                                                 -------      -------     -------     -------
                                                                   (Dollars in thousands, except per share
                                                                                    data)
Interest and dividend income................................     $16,978      $16,968     $16,481     $16,296
Interest expense............................................      10,122        9,969       9,685       9,499
                                                                 -------      -------     -------     -------
Net interest and dividend income............................       6,856        6,999       6,796       6,797
Provision for loan losses...................................         900          350         300         300
                                                                 -------      -------     -------     -------
Net interest income after provision for loan losses.........       5,956        6,649       6,496       6,497
Other income................................................         820        1,173         797         784
Other expenses..............................................       7,795        6,043       5,267       5,379
                                                                 -------      -------     -------     -------
Income (loss) before taxes..................................      (1,019)       1,779       2,026       1,902
Income tax expense (benefit)................................         (66)         725         824         776
                                                                 -------      -------     -------     -------
Net income (loss)...........................................     $  (953)     $ 1,054     $ 1,202     $ 1,126
                                                                 -------      -------     -------     -------
                                                                 -------      -------     -------     -------
Net income (loss) per share -- basic........................     $ (0.08)     $  0.08     $  0.10     $  0.09
                                                                 -------      -------     -------     -------
                                                                 -------      -------     -------     -------
Net income (loss) per share -- diluted......................     $ (0.08)     $  0.08     $  0.09     $  0.09
                                                                 -------      -------     -------     -------
                                                                 -------      -------     -------     -------
Dividends per share.........................................     $ 0.050      $ 0.025     $ 0.025     $ 0.025
                                                                 -------      -------     -------     -------
                                                                 -------      -------     -------     -------
Weighted average shares outstanding:
     Basic..................................................  12,598,758   12,594,855  12,594,725  12,592,829
                                                              ----------   ----------  ----------  ----------
                                                              ----------   ----------  ----------  ----------
     Diluted................................................  13,398,272   13,263,963  13,110,509  13,047,587
                                                              ----------   ----------  ----------  ----------
                                                              ----------   ----------  ----------  ----------

                                                                            THREE MONTHS ENDED
                                                              ----------------------------------------------
                                                              12/31/96     9/30/96      6/30/96      3/31/96
                                                              -------      -------      -------      -------
                                                              (Dollars in thousands, except per share data)
Interest and dividend income.............................     $16,586      $15,938      $15,172      $15,924
Interest expense.........................................       9,751        9,594        9,100        9,412
                                                              -------      -------      -------      -------
Net interest and dividend income.........................       6,835        6,344        6,072        6,512
Provision for loan losses................................         300          250          150          150
                                                              -------      -------      -------      -------
Net interest income after provision for loan losses......       6,535        6,094        5,922        6,362
Other income.............................................         708          597         (331)         488
Other expenses...........................................       5,204        7,673        5,568        5,531
                                                              -------      -------      -------      -------
Income (loss) before taxes...............................       2,039         (982)          23        1,319
Income tax expense (benefit).............................         817         (394)           7          533
                                                              -------      -------      -------      -------
Net income (loss)........................................     $ 1,222      $  (588)     $    16      $   786
                                                              -------      -------      -------      -------
                                                              -------      -------      -------      -------
Net income (loss) per share -- basic.....................     $  0.10      $ (0.05)     $  0.00      $  0.06
                                                              -------      -------      -------      -------
                                                              -------      -------      -------      -------
Net income (loss) per share -- diluted...................     $  0.09      $ (0.05)     $  0.00      $  0.06
                                                              -------      -------      -------      -------
                                                              -------      -------      -------      -------
Dividends per share......................................     $ 0.025      $ 0.025      $ 0.025      $ 0.025
                                                              -------      -------      -------      -------
                                                              -------      -------      -------      -------
Weighted average shares outstanding:
     Basic...............................................  12,561,010   12,550,765   12,543,885   12,531,666
                                                           ----------   ----------   ----------   ----------
                                                           ----------   ----------   ----------   ----------
     Diluted.............................................  12,920,090   12,890,832   12,907,787   12,922,124
                                                           ----------   ----------   ----------   ----------
                                                           ----------   ----------   ----------   ----------


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
POUGHKEEPSIE FINANCIAL CORP.
Poughkeepsie, New York

     We have audited the accompanying consolidated statements of financial condition of Poughkeepsie Financial Corp. and subsidiary (the 'Company') as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poughkeepsie Financial Corp. and subsidiary at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
------------------------------
DELOITTE & TOUCHE LLP
Stamford, Connecticut
January 23, 1998

                    REPORT OF MANAGEMENT TO THE STOCKHOLDERS

CONSOLIDATED FINANCIAL STATEMENTS

     The management of Poughkeepsie Financial Corp. and subsidiary ('the Company') is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this Annual Report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

     The consolidated financial statements have been audited by an independent accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Management believes all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on page 79.

INTERNAL CONTROL

     Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and for the Company's bank subsidiary, Bank of the Hudson, in conformity with the Office of Thrift Supervision instructions for Thrift Financial Reports ('TFR Instructions'). Internal control contains monitoring mechanisms and actions that are taken to correct deficiencies identified.

     There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

     Management assessed the Company's internal control over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and TFR Instructions as of December 31, 1997. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in 'Internal Control -- Integrated Framework' issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and, for the Company's bank subsidiary, TFR Instructions as of December 31, 1997.

AUDIT COMMITTEE

     The Audit Committee of the Board of Directors is comprised entirely of non-employee directors who are independent of the Company's management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors, which selection is then ratified by the stockholders. The Audit Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control for financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

COMPLIANCE WITH LAWS AND REGULATIONS

     Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

     Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the Federal Deposit Insurance Corporation. Based on this assessment, management believes that the Company and its bank subsidiary has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1997.

  /s/ JOSEPH B. TOCKARSHEWSKY                          /s/ ROBERT J. HUGHES
  ------------------------------                       ------------------------
  JOSEPH B. TOCKARSHEWSKY                              ROBERT J. HUGHES
  Chairman, President and                              Executive Vice President
  Chief Executive Officer                              and Chief Financial Officer

January 23, 1998

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Audit Committeee
POUGHKEEPSIE FINANCIAL CORP.
Poughkeepsie, New York

     We have examined management's assertion that, as of December 31, 1997, Poughkeepsie Financial Corp. and subsidiary ( the 'Company') maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and for the Company's bank subsidiary, Bank of the Hudson, in conformity with the Office of Thrift Supervision instructions for Thrift Financial Reports included in the accompanying Report of Management to the Stockholders.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing, and evaluating the design and operating effectiveness of internal control over financial reporting, including safeguarding of assets, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

     Because of inherent limitations in internal control, errors or irregularities may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

     In our opinion, management's assertion that, as of December 31, 1997, the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and, for the Company's bank subsidiary, the Office of Thrift Supervision instructions for Thrift Financial Reports is fairly stated, in all material respects, based on the criteria established in 'Internal Control -- Integrated Framework' issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
------------------------------
DELOITTE & TOUCHE LLP
Stamford, Connecticut
January 23, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following is a list of Directors and Executive Officers of the Company and its sole subsidiary, Bank of the Hudson:

          Noel deCordova, Jr. Director since May, 1997. Previously, he served as a director of Poughkeepsie Savings Bank, FSB since 1970. Of counsel to the law firm of Van DeWater and Van DeWater, Poughkeepsie, New York. Partner in the firm from 1958 to December, 1990. Served as Director of The Hammond Company, a holding company for various subsidiaries including its primary operating subsidiary, The Hammond Company,The Mortgage Bankers, from 1982 until December, 1995.

          Burton Gold. Director since May, 1997. Previously, he served as a director of Poughkeepsie Savings Bank, FSB since 1988. President and Chief Executive Officer of Stewart-Scott Associates, Inc., a building, developing and contracting firm since 1952, and owner of Fallkill Properties, a real estate property management firm since 1989. Both firms are located in Poughkeepsie, New York.

          Jeh V. Johnson. Director since May, 1997. Previously, he served as a director of Poughkeepsie Savings Bank, FSB since 1977. Principal in Jeh V. Johnson, F.A.I.A., Architect, Wappingers Falls, New York, and, since 1964, lecturer in architecture at Vassar College, Poughkeepsie, New York.

          Henry C. Meagher. Director since May, 1997. Previously, he served as a director of Poughkeepsie Savings Bank, FSB since 1972. Since 1994, Chairman and Chief Executive Officer of MCC Hudson Valley, Inc., Poughkeepsie, New York and, from 1956 to 1995, Chairman and Chief Executive Officer of Mechanical Construction Corp. Both firms are located in Poughkeepsie, New York and are mechanical contracting companies specializing in commercial and industrial construction.

          Robert M. Perkins. Director since May, 1997. Previously, he served as a director of Poughkeepsie Savings Bank, FSB since 1994. President since 1984 of Perkins Values and Findings, Inc. ('PVF Inc.'), a Registered Investment Advisor in Millbrook, New York. From 1973 to 1984, served as Managing Director, The First Boston Corporation in New York City and, from 1960 to 1973 was associated with Halsey, Stuart & Co., Inc., an investment banking firm in New York City, serving as Executive Vice President of the firm from 1971 to 1973.

          Elizabeth K. Shequine. Director since May, 1997. Previously, she served as a director of Poughkeepsie Savings Bank, FSB since 1979. Principally employed as an attorney engaged in the private practice of law in Poughkeepsie, New York, and as town justice for the Town of Washington, New York.

          James V. Tomai, Jr. Director since May, 1997. Previously, he served as a director of Poughkeepsie Savings Bank, FSB since 1994. Vice Chairman Emeritus of Sterling Forest Corporation, Tuxedo, New York, since June, 1991. Served as President of the Corporation from 1979 to January, 1990 and Vice Chairman from January, 1990 to June, 1991. Sterling Forest Corporation was a subsidiary of The Home Insurance Company, New York City. Served as a Trustee of Dry Dock Savings Bank from 1972 to 1983 and as a director of Investors Preference Fund for Income, Inc. and Investors Preference New York Tax-Free Fund, Inc. from their inceptions in May, 1987 and February, 1991, respectively, until May, 1994.

Joseph B. Tockarshewsky, has been Chairman, President and Chief Executive Officer since July, 1992. From 1986 to 1992, he served as Executive Vice President at American Security Bank in Washington, DC. From 1983 to 1986, Mr. Tockarshewsky served as Executive Vice President of Carteret Savings and Loan Association in Morristown, NJ. Prior to that, from 1979 to 1982, he served as Executive Vice President and Director at First Federal Savings and Loan Association in New York City.

Robert J. Hughes, has been Executive Vice President and Chief Financial Officer since February, 1992 and Director since April 1995, and was a consultant to the Bank during January and February, 1992. From April, 1983 to December, 1991, he was Executive Vice President and Chief Financial Officer of American Savings Bank, White Plains, NY. From July, 1978 to March, 1983, he was Vice President and Assistant Corporate Comptroller of American Express Company.

Joel A. Brotman, has been Senior Vice President/Residential Lending of Bank of the Hudson since July, 1995, and was a consultant to the Bank from April to July, 1995. Mr. Brotman served as Senior Vice President-Retail Mortgage Production Manager at First Fidelity Bank, North Brunswick, NJ from 1993 to 1995; as Senior Vice President/Wholesale and Retail Production at First Town Mortgage Corporation, Secaucus, NJ from 1991 to 1993 and as Senior Vice President of The Howard Savings Bank and President & Chief Executive Officer of The Howard Mortgage Group, Inc., Livingston, NJ from 1990 to 1991. Prior thereto, Mr. Brotman was Senior Vice President Production/Secondary Market Support at Margaretten and Company, Inc., Perth Amboy, NJ from 1984 to 1990.

Richard J. Malena, has been a Executive Vice President of Bank of the Hudson since December 1996, and was a Senior Vice President of the Bank since September 1988. He joined the Bank in 1983 as an Assistant Vice President and Manager of the Consumer Lending Department. From 1988 to 1990, Mr. Malena was Northeast Regional Manager of Market Street Mortgage Corporation (former Bank Subsidiary). Since 1990, he has served as Senior Vice President/Retail Banking. From 1965 to 1983, Mr. Malena served in various capacities of retail banking with the Bank of New York.

Jeffrey C. McDonough, was elected Vice President/Human Resources of Bank of the Hudson in December 1992; he had been the Director of Human Resources since June, 1992. Prior thereto, he served as Compensation and Benefits Manager. From 1985 to 1988, he was a Regional Human Resources Manager for Marshalls, Inc. in Hartsdale, NY.

Sten F. B. Sandlund, has been Senior Vice President/Commercial Real Estate Division of Bank of the Hudson since January, 1997. From September, 1993 to 1996, he was Vice President/Special Assets. From June 1991 to September, 1993, Mr. Sandlund served as Senior Vice President, American Institutional Advisors of Illinois, Inc., a real estate debt and equity placement firm in Chicago, Illinois.

Tanya G. Vanasse, has been Vice President/Marketing Director of Bank of the Hudson since May, 1996. From May 1994 to May 1996, Ms. Vanasse was Second Vice President/Workplace Banking Manager at The Chase Manhattan Bank; from November, 1989 to April, 1994, she served as Division Marketing & Sales Manager (Westchester County) at The Chase Manhattan Bank.

Ellen K. Rose, has been Vice President/Director of Internal Audit of Bank of the Hudson since September, 1992. From June 1991 to 1992, Ms. Rose was Vice President/Director of Internal Audit of American Savings Bank, White Plains, NY. From 1987 to 1991, she was Assistant Vice President, EDP Audit Manager at American Savings Bank.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     During 1997, all directors and executive officers made timely filings with respect to Form 4 reports. In making this statement, the Company has relied on the written representations of its directors and officers.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes all compensation earned in the past three years by the named officers of Poughkeepsie Financial Corp. ('PFC') and of PFC's wholly-owned subsidiary, Bank of the Hudson ('BTH').

                           SUMMARY COMPENSATION TABLE


                                                                                           LONG-TERM COMPENSATION
                                                         ANNUAL COMPENSATION                       AWARDS
                                                 ------------------------------------    --------------------------
                                                                                         SECURITIES
                                                                                         UNDERLYING
                                                                         OTHER ANNUAL     OPTIONS       ALL OTHER
    NAME AND PRINCIPAL POSITION          YEAR     SALARY      BONUS      COMPENSATION    (IN SHARES)   COMPENSATION
    ---------------------------          ----     ------      -----      ------------    -----------   ------------
                                                                             (ii)                         (iii)
Joseph B. Tockarshewsky ..............   1997    $291,463    $183,527(i)       0                 0       $ 13,175
  Chairman, President & CEO              1996     275,000      44,087                      150,000         11,633
  PFC and BTH                            1995     275,000      67,316                            0         12,538

Robert J. Hughes .....................   1997     207,174      92,138(i)       0                 0         13,175
  Executive Vice President &             1996     199,650      25,605                       87,000         11,711
  CFO, PFC and BTH                       1995     199,650      49,292                            0         12,411

Richard J. Malena ....................   1997     126,362      49,920          0                 0          9,965
  Executive Vice President               1996     121,866      17,078                       65,000          9,060
  BTH                                    1995     114,693      26,250                            0          9,931

Joel A. Brotman ......................   1997     108,853      30,002          0                 0          8,669
  Senior Vice President                  1996     105,000      57,919                       65,000          9,810
  BTH                                    1995      74,714      38,168                       20,000          7,592

Sten F. B. Sandlund ..................   1997      99,731      31,200          0                 0          7,534
  Senior Vice President                  1996      86,781       4,703                       22,000          5,672
  BTH                                    1995      79,384      13,603                            0          4,925

------------

 (i) Awards made under the Bank of the Hudson ('Bank') 1997 Management Award Program. Messrs. Tockarshewsky and Hughes elected to defer their awards under the Bank of the Hudson Employees Deferred Compensation Plan.

 (ii) The dollars value of perquisites and other personal benefits for each of the named executive officers was less than the established reporting thresholds.

(iii) Matching contribution made by the Bank and a discretionary profit sharing payment under the Bank of the Hudson 401(k) Plan.

COMPENSATION OF DIRECTORS

     Non-employee directors of the Company receive a fee of $300 and $400 for participation in meetings of the Board of Directors and its Committees, respectively, including any ad-hoc committees.

     Non-employee directors of the Company's wholly-owned subsidiary, Bank of the Hudson ('Bank'), receive a $12,000 annual retainer, which is paid in quarterly installments. In addition to the annual retainer, all non-employee directors receive a fee of $300 and $400 for participation in meetings of the Board of Directors and the Audit, Executive, Loan and any ad-hoc committees, respectively. In recognition of his additional responsibilities, the Chairman of the Audit Committee receives $800 for his attendance at each meeting of this committee. Director Emeritus Milton Chazen receives $150 and $200 for his participation in each meeting of the Board of Directors and the Loan Committee, respectively.

     Individual directors of the Bank also may be paid for special services rendered to the Bank at the specific direction of the Board of Directors and may be reimbursed for reasonable expenses for attendance at meetings of the Board of Directors and Board committees. During 1997, non-employee directors received compensation for an all-day strategic planning meeting.

     The Bank has had a non-contributory, non-qualified Non-Employee Directors' Retirement Plan ('Retirement Plan') for directors who are not employees of the Bank. Benefits are payable to non-employee directors who are Participants in the Retirement Plan. All of the Bank's non-employee directors are Participants.

     On December 18, 1997, the Board of the Bank terminated the Retirement Plan, effective January 31, 1998, and directed that distributions be paid, as soon as administratively possible, in a lump sum amount equal to the present value of a Participant's benefit under the Plan. The lump sum amount was determined based upon a 7.25% interest rate assumption and the 1983 Group Annuity Mortality Table. The lump sum payments were made to each Participant and to the surviving spouse of each deceased Participant.

     Since 1986, the Bank has had a deferred compensation plan for eligible non-employee members of its Board of Directors, whereby such directors may defer all or a percentage of his or her directors' fees. The director may elect the time and manner of distribution of deferred fees. Effective April 18, 1995, the Board of Directors adopted an amended Poughkeepsie Savings Bank, FSB Board of Directors Deferred Compensation Plan ('Directors Deferred Compensation Plan').

EMPLOYMENT AGREEMENTS WITH MANAGEMENT

     The Bank entered into a two-year employment agreement with Joseph B. Tockarshewsky on February 27, 1997. The agreement provides that the term of the agreement will continue to extend each year upon approval by the Board of Directors, but the term of the agreement will not extend beyond January 11, 2005. The agreement provides for an annual base salary of $295,000 effective January 1, 1997.

     The Bank entered into a two-year employment agreement with Robert J. Hughes on April 1, 1997. The agreement provides that the term of the agreement will continue to extend each year upon approval by the Board of Directors, but the term of the agreement will not extend beyond December 9, 2011. The agreement provides for an annual base salary of $210,000 effective April 1, 1997.

     Under their respective employment agreements, Messrs. Tocharshewsky and Hughes will receive payments or entitlements under any incentive compensation program of the Bank in effect, from time to time, which shall include participation in the Bank's existing Management Award Program ('MAP'), in such amounts as the Board determines to be appropriate, in a profit-sharing provision of the Bank's 401(k) Plan and in option award grants.

     If Messrs. Tockarshewsky and Hughes are terminated without cause, they will receive all accrued by unpaid compensation, including incentive compensation, then owed, and will receive a severance benefit commensurate with the predetermined formula contained in their respective employment agreements.

TABLE OF OPTION EXERCISES IN 1997 AND YEAR-END OPTION VALUES

     The following table sets forth information with respect to the named executive officers concerning the exercise of options during 1997, and unexercised options held as of December 31, 1997.

                      AGGREGATED OPTION EXERCISES IN 1997

                                                                                                           VALUE OF
                                                                                      NUMBER OF          UNEXERCISED
                                                                                     UNEXERCISED         IN-THE-MONEY
                                                                                      OPTIONS AT          OPTIONS AT
                                                                                        FISCAL              FISCAL
                                                       SHARES                        YEAR-END(#)           YEAR END
                                                      ACQUIRED         VALUE        EXERCISABLE(E)      EXERCISABLE(E)
                       NAME                          ON EXERCISE    REALIZED(1)    UNEXERCISABLE(U)    UNEXERCISABLE(U)
                       ----                          -----------    -----------    ----------------    ----------------
Joseph B. Tockarshewsky...........................          0               0           333,975/E         $2,769,284/E(2)
                                                                                        125,000/U            904,375/U
Robert J. Hughes..................................          0               0           183,699/E          1,540,372/E(2)
                                                                                         69,700/U            498,988/U
Joel A. Brotman...................................          0               0            46,000/E            294,000/E(2)
                                                                                         39,000/U            199,875/U
Richard J. Malena.................................      1,100         $ 1,925            75,880/E            582,433/E(2)
                                                                                         39,000/U            253,500/U
Sten F. B. Sandlund...............................      5,000         $29,063             3,800/E             24,700/E(2)
                                                                                         13,200/U             85,800/U

------------

(1) Market Value of underlying securities at exercise date or year-end, as the case may be, minus the exercise price of 'in-the-money' options.

(2) At December 31, 1997, all 333,975, 183,699, 46,000, 75,880, 3,800 options, respectively, were fully exercisable. Values are based on the closing market price of the common stock on December 31, 1997, the last trading date in 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The ages, holdings and percentages of common stock ownership of the Company's Board of Directors and, each of the executive officers of the wholly-owned subsidiary, Bank of the Hudson, named in the Summary Compensation Table are as follows:

                                                                                      BENEFICIAL
                                                                      AGE AT         OWNERSHIP AT
NAME OF BENEFICIAL OWNER                                           MARCH 9, 1998    MARCH 9, 1998*
------------------------                                           -------------    --------------
Noel deCordova, Jr..............................................         68               67,172(a)(b)
Burton Gold.....................................................         71               30,965(a)(c)(d)
Robert J. Hughes................................................         51              232,546(e)
Jeh V. Johnson..................................................         66               28,971(a)(f)
Henry C. Meagher................................................         72               63,942(a)(g)
Robert M. Perkins...............................................         62               25,000(h)
Elizabeth K. Shequine...........................................         67               37,000(a)
Joseph B. Tockarshewsky.........................................         58              415,657(i)
James V. Tomai, Jr..............................................         76               21,617(h)(j)
Joel A. Brotman.................................................         54               56,972(k)
Richard J. Malena...............................................         50              102,023(l)
Sten F. B. Sandlund.............................................         42               12,899(m)
Directors and executive officers of the Company as a group (16 persons). Does not include options to acquire an additional 290,350 shares which will vest
  upon change of control........................................................       1,171,371

                                                        (footnotes on next page)

(footnotes from previous page)

  * Based upon information furnished by the respective individuals, each of the above-named individuals, except Joseph B. Tockarshewsky and Robert J. Hughes owns less than 1 percent of the issued and outstanding Common Stock. Mr. Tockarshewsky and Mr. Hughes beneficially own 3.26 and 1.82 percent respectively of the issued and outstanding Common Stock. Under applicable regulations, shares are deemed to be beneficially owned by a person if he or she, directly or indirectly, has or shares the power to vote or dispose of the shares, whether or not he or she has any economic interest in the shares. A person is deemed to have beneficial ownership of shares which may be received upon the exercise of outstanding options if the option is exercisable within 60 days.

 (a) Includes currently exercisable nonqualified options for 20,500 shares under the 1993 Directors' Stock Option Plan. Does not include nonqualified options to acquire an additional 4,500 shares which will vest upon a change of control.

 (b) Includes 12,001 shares held by Mr. deCordova's wife who has sole voting and investment power. Mr. deCordova disclaims beneficial ownership of these shares.

 (c) Includes currently exercisable nonqualified options for 5,000 shares under the 1985 Stock Option Plan.

 (d) Includes 465 shares held by Mr. Gold's wife, who has sole voting and investment power. Mr. Gold disclaims beneficial ownership of these shares.

 (e) Includes currently exercisable options for 164,187 shares, 3,261 shares allocated to him under the Employee Stock Ownership Plan ('ESOP'), and 7,536 shares under the Employees Deferred Compensation Plan. Does not include options to acquire an additional 56,650 shares which will vest upon a change of control.

 (f) Includes 1,044 shares held by Mr. Johnson's wife, who has sole voting and investment power. Mr. Johnson disclaims beneficial ownership of these shares.

 (g) Includes 6,196 shares held by Mr. Meagher's wife, who has sole voting and investment power. Mr. Meagher disclaims beneficial ownership of these shares.

 (h) Includes currently exercisable nonqualified options for 16,000 shares under the 1993 Directors' Stock Option Plan. Does not include options to acquire an additional 9,000 shares which will vest upon a change of control.

 (i) Includes currently exercisable options for 336,963 shares, 3,261 shares allocated to him under the ESOP, and 11,205 shares under the Employees Deferred Compensation Plan. Does not include options to acquire an additional 102,500 shares which will vest upon a change of control.

 (j) Includes 3,031 shares held by Mr. Tomai's wife, who has sole voting and investment power. Mr. Tomai disclaims beneficial ownership of these shares.

 (k) Includes currently exercisable options for 55,750 shares, 192 shares allocated to him under the ESOP, and 1,030 shares under the Employee Deferred Compensation Plan. Does not include options to acquire an additional 29,250 shares which will vest upon a change of control.

 (l) Includes 2,124 shares and 338 shares held by Mr. Malena's wife and daughter, respectively, each of whom has sole voting and investment power. Mr. Malena disclaims beneficial ownership of these shares and 338 shares for which Mr. Malena's wife is custodian for their son. Also includes currently exercisable options for 56,368 shares, 4,827 shares allocated to him under the ESOP, and 1,232 shares under the Employee Deferred Compensation Plan. Does not include options to acquire an additional 29,250 shares which will vest upon a change of control.

(m) Includes 750 shares allocated to him under the ESOP. Does not include options to acquire an additional 9,900 shares which will vest upon a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Noel deCordova, Jr., a director, is of counsel to the law firm of Van DeWater and Van DeWater of Poughkeepsie, New York. Van DeWater and Van DeWater performed services for the Bank during 1997. The fees paid did not exceed five percent of Van DeWater and Van DeWater's gross revenues for that firm's last fiscal year. Mr. deCordova did not share in any income derived from services performed by Van DeWater and Van DeWater for the Bank.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents Filed as Part of this Report:

          (1) Financial Statements:

                                                                                             PAGE
                                                                                          REFERENCE
                                                                                          ----------
Consolidated Statements of Financial Condition as of December 31, 1997 and 1996........    48 - 49
Consolidated Statements of Income for the fiscal years ended December 31, 1997, 1996
  and 1995.............................................................................       50
Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended
  December 31, 1997, 1996 and 1995.....................................................       51
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1997,
  1996 and 1995........................................................................       52
Notes to Consolidated Financial Statements.............................................    53 - 78
Independent Auditors' Report...........................................................       79
Report of Management to the Stockholders...............................................    80 - 81
Independent Accountants' Report........................................................       82

          (2) Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which apply to the Company are included in Items 1 through 8 and are incorporated herein by reference.

          (3) Exhibits.

EXHIBIT
NUMBER                     DESCRIPTION                                            REFERENCE
-------                    -----------                                            ---------
  2.1    --Agreement and Plan of Reorganization, dated    Incorporated by reference from Exhibit 3(a) to the
           as of January 17, 1997 by and between          Registration Statement on Form S-4 filed February 27,
           Poughkeepsie Savings Bank, FSB, Poughkeepsie   1997 with the Securities and Exchange Commission ('Form
           Interim Federal Savings Bank and Poughkeepsie  S-4').
           Financial Corp.

  2.2    --Amended and Restated Agreement and Plan of     Incorporated by reference from Appendix A to the Proxy
           Merger, dated as of October 22, 1997, by and   Statement -- Prospectus dated March 13, 1998 ('Proxy
           among HUBCO, Inc., Poughkeepsie Financial      Statement -- Prospectus').
           Corp. and Bank of the Hudson ('Agreement').

  2.3    --Stock Option Agreement dated as of October     Incorporated by reference from Appendix B to the Proxy
           22, 1997 by and between HUBCO, Inc. and        Statement -- Prospectus.
           Poughkeepsie Financial Corp. ('Stock Option
           Agreement').

  3.1    --Certificate of Incorporation of Poughkeepsie   Incorporated by reference from Exhibit 3(a) to the Form
           Financial Corp.                                S-4.

  3.2    --Bylaws of Poughkeepsie Financial Corp.         Incorporated by reference from Exhibit 3(b) to the Form
                                                          S-4.

  4.1    --Rights Agreement between Poughkeepsie          Incorporated by reference from Exhibit 3 (v) to the
           Savings Bank, FSB and the Bank of New York     Registration Statement on Form 8-B filed on May 22, 1997
           dated as of                                    with the Securities and Exchange Commission ('Form 8-B').
           May 1, 1988.

  4.2    --Form of Common Stock Certificate.              Incorporated by reference from Exhibit 3 (iii) to the
                                                          Form 8-B.

 10.1    --Agreement between the Bank and Joseph B.       Incorporated by reference from Exhibit 10.1 to the Annual
           Tockarshewsky dated February 25, 1997.         Report on Form 10-K for the year ended December 31, 1996
                                                          ('1996 10-K').


EXHIBIT
NUMBER                     DESCRIPTION                                            REFERENCE
-------                    -----------                                            ---------
 10.2   -- Amendment Number 1, dated July 29, 1997, to     Filed herewith.
           the Agreement between Poughkeepsie Savings
           Bank, FSB and Joseph B. Tockarshewsky.

 10.3   -- Agreement between the Bank and Robert J.        Filed herewith.
           Hughes dated April 1, 1997.

 10.4   -- Amendment Number 1, dated July 29, 1997, to     Filed herewith.
           the Agreement between Poughkeepsie Savings
           Bank, FSB and Robert J. Hughes.

 10.5   -- Form of Indemnification Agreement between       Incorporated by reference from Exhibit 10.8 to the
           the Bank and its directors, director emeritus   Annual Report on Form 10-K for the fiscal year ended
           and certain executive officers.                 December 31, 1985 ('1985 10-K').

 10.6   -- Form of Amendment Number 1, dated July 29,      Filed herewith.
           1997, to the Indemnification Agreement
           between the Bank and its directors, director
           emeritus and certain executive officers.

 10.7   -- Poughkeepsie Savings Bank, FSB 1985 Stock       Incorporated by reference from Exhibit 10.1 to the
           Option Plan, as amended.                        Registration Statement on Form S-8 filed June 10, 1997
                                                           with the Securities and Exchange Commission ('Form S-8').

 10.8   -- Poughkeepsie Savings Bank, FSB 1993             Incorporated by reference from Exhibit 10.2 to Form S-8.
           Directors' Stock Option Plan.

 10.9   -- Poughkeepsie Savings Bank, FSB 1993 Stock       Incorporated by reference from Exhibit 10.3 to the Form
           Incentive Plan, as amended.                     S-8.

 10.10  -- Poughkeepsie Savings Bank, FSB Employees        Incorporated by reference from Exhibit 10.8 to the Annual
           Deferred Compensation Plan effective as of      Report on Form 10-K for the fiscal year ended December
           April 18, 1995 and as amended and restated      31, 1995 ('1995 10-K').
           December 1, 1995.

 10.11  -- Poughkeepsie Savings Bank, FSB Board of         Incorporated by reference from Exhibit 10.9 to the 1995
           Directors Deferred Compensation Plan,           10-K.
           effective as of April 18, 1995.

 10.12  -- Poughkeepsie Savings Bank, FSB Non-Employee     Incorporated by reference from Exhibit 10.21 to the
           Directors' Retirement Plan.                     Annual Report on Form 10-K for the year ended December
                                                           31, 1988 ('1988 10-K').

 10.13  -- Amendment Number One, dated December 19,        Filed herewith.
           1997, to the Poughkeepsie Savings Bank, FSB
           Non-Employee Directors' Retirement Plan.

 10.14  -- Management Award Program ('MAP') for            Incorporated by reference from Exhibit 10.12 to the
           designated Bank Officers.                       Annual Report on Form 10-K for the fiscal year ended
                                                           December 31, 1994 ('1994 10-K').

 27.    -- Financial Data Schedule.                        Filed herewith.

     (b) Reports on Form 8-K

     On November 12, 1997, the Company filed a Current Report on Form 8-K covering the Agreement and Plan of Merger with HUBCO, Inc. previously announced on October 22, 1997.

     On January 28, 1998, the Company filed a Current Report on Form 8-K covering a press release dated January 28, 1998 which reported results for the fourth quarter and year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POUGHKEEPSIE FINANCIAL CORP.

March 24, 1998

                                          By:     /s/ JOSEPH B. TOCKARSHEWSKY
                                              ..................................
                                                  JOSEPH B. TOCKARSHEWSKY,
                                                   CHAIRMAN OF THE BOARD,
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1998.

                SIGNATURE                                       TITLE
                ---------                                       -----

       /S/ JOSEPH B. TOCKARSHEWSKY          Chairman of the Board, President and Chief
 .........................................    Executive Officer
         JOSEPH B. TOCKARSHEWSKY



           /S/ ROBERT J. HUGHES             Director, Executive Vice President and Chief
 .........................................    Financial Officer
             ROBERT J. HUGHES



         /S/ NOEL DECORDOVA, JR.            Director
 .........................................
           NOEL DECORDOVA, JR.



             /S/ BURTON GOLD                Director
 .........................................
               BURTON GOLD



            /S/ JEH V. JOHNSON              Director
 .........................................
              JEH V. JOHNSON



           /S/ HENRY C. MEAGHER             Director
 .........................................
             HENRY C. MEAGHER



          /S/ ROBERT M. PERKINS             Director
 .........................................
            ROBERT M. PERKINS



        /S/ ELIZABETH K. SHEQUINE           Director
 .........................................
          ELIZABETH K. SHEQUINE



         /S/ JAMES V. TOMAI, JR.            Director
 .........................................
           JAMES V. TOMAI, JR.



     (3) Exhibits.

2.1 Agreement and Plan of Reorganization, dated as of January 17, 1997 by and between Poughkeepsie Savings Bank, FSB, Poughkeepsie Interim Federal Savings Bank and Poughkeepsie Financial Corp.

          Incorporated by reference from Exhibit 3(a) to the Registration Statement on Form S-4 filed February 27, 1997 with the Securities and Exchange Commission ("Form S-4").

2.2 Amended and Restated Agreement and Plan of Merger, dated as of October 22, 1997, by and among HUBCO, Inc., Poughkeepsie
     Financial Corp. and Bank of the Hudson ("Agreement").

          Incorporated by reference from Appendix A to the Proxy Statement - Prospectus dated March 13, 1998 ("Proxy Statement - Prospectus").

2.3  Stock Option  Agreement  dated as of October 22, 1997 by andbetween  HUBCO,
     Inc.  and  Poughkeepsie   Financial  Corp. ("Stock Option Agreement").

          Incorporated by reference from Appendix B to the Proxy Statement - Prospectus.

3.1  Certificate of Incorporation of Poughkeepsie Financial Corp.

          Incorporated by reference from Exhibit 3(a) to the Form S-4.

3.2  Bylaws of Poughkeepsie Financial Corp.

          Incorporated by reference from Exhibit 3(b) to the Form S-4.

4.1 Rights Agreement between Poughkeepsie Savings Bank, FSB and the Bank of New York dated as of May 1, 1988.

          Incorporated by reference from Exhibit 3 (v) to the Registration Statement on Form 8-B filed on May 22, 1997 with the Securities and Exchange Commission ("Form 8-B").

4.2  Form of Common Stock Certificate.

          Incorporated by reference from Exhibit 3 (iii) to the Form 8-B.

10.1 Agreement between the Bank and Joseph B. Tockarshewsky dated February 25, 1997.

          Incorporated by reference from Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K").

10.2 Amendment Number 1, dated July 29, 1997, to the Agreement between Poughkeepsie Savings Bank, FSB and Joseph B. Tockarshewsky.

          Filed herewith.

10.3 Agreement  between the Bank and Robert J. Hughes dated April 1, 1997.

          Filed herewith.

10.4 Amendment Number 1, dated July 29, 1997, to the Agreement between Poughkeepsie Savings Bank, FSB and Robert J. Hughes.

          Filed herewith.

10.5 Form of Indemnification Agreement between the Bank and its directors, director emeritus and certain executive officers.

          Incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1985 ("1985 10-K").

10.6 Form of Amendment Number 1, dated July 29, 1997, to the Indemnification Agreement between the Bank and its directors, director emeritus and certain executive officers.

          Filed herewith.

10.7 Poughkeepsie Savings Bank, FSB 1985 Stock Option Plan, as amended.

          Incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-8 filed June 10, 1997 with the Securities and Exchange Commission ("Form S-8").

10.8 Poughkeepsie  Savings Bank, FSB 1993 Directors' Stock Option Plan.

          Incorporated by reference from Exhibit 10.2 to Form S-8.

10.9 Poughkeepsie  Savings Bank, FSB 1993 Stock  Incentive  Plan, as amended.

          Incorporated by reference from Exhibit 10.3 to the Form S-8.

10.10 Poughkeepsie Savings Bank, FSB Employees Deferred Compensation Plan effective as of April 18, 1995 and as amended and restated December 1, 1995.

          Incorporated by reference from Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 ("1995 10-K").

10.11 Poughkeepsie Savings Bank, FSB Board of Directors Deferred Compensation Plan, effective as of April 18, 1995.

          Incorporated by reference from Exhibit 10.9 to the 1995 10-K.

10.12 Poughkeepsie Savings Bank, FSB Non-Employee  Directors' Retirement Plan.

          Incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 1988 ("1988 10-K").

10.13 Amendment  Number One,  dated December 19, 1997, to the Poughkeepsie
      Savings  Bank,  FSB  Non-Employee   Directors' Retirement Plan.

          Filed herewith.

10.14 Management  Award Program  ("MAP") for designated  Bank  Officers.

          Incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 ("1994 10-K").

27.  Financial Data Schedule.

          Filed herewith.

     (b) Reports on Form 8-K

     On November 12, 1997, the Company filed a Current Report on Form 8-K covering the Agreement and Plan of Merger with HUBCO, Inc. previously announced on October 22, 1997.

     On January 28, 1998, the Company filed a Current Report on Form 8-K covering a press release dated January 28, 1998 which reported results for the fourth quarter and year ended December 31, 1998.



                              STATEMENT OF DIFFERENCES
                              ------------------------

      The service mark symbol shall be expressed as ...................'sm'